Form 10-Q
period 2011-03-31
SMSA KERRVILLE ACQUISITION CORP.
filed 2011-05-06
CIK 1512693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-54275

SMSA Kerrville Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-3924073
(State of incorporation)	(IRS Employer ID Number)

2591 Dallas Parkway, Suite 102, Frisco, TX 75034
(Address of principal executive offices)

(972) 963-0001
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 5, 2011: 10,025,034

Transitional Small Business Disclosure Format (check one):           YES ☐    NO ☒

SMSA Kerrville Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2011

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	March 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$21,651	$1,000
Due from controlling stockholder	-	-

Total Assets	$21,651	$1,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Note payable to officer	25,000	-
Accrued interest payable to officer	185	-

Total Liabilities	25,185	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,025,034 shares issued and outstanding	10,025	10,025
Additional paid-in capital	(8,475)	(8,725)
Deficit accumulated during the development stage	(4,899)	(300)

Total Stockholders' Equity (Deficit)	(3,349)	1,000

Total Liabilities and Stockholders’ Equity (Deficit)	$21,651	$1,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Consolidated Statement of Operations and Comprehensive Loss
Three months ended March 31, 2011 and
Period from November 9, 2010 (date of inception) through March 31, 2011

(Unaudited)

		Period from
		November 9, 2010
	Three months	(date of inception)
	ended	through
	March 31, 2011	March 31, 2011

Revenues	$-	$-

Operating expenses
Organization costs	-	300
Professional fees	4,315	4,315
Other general and administrative costs	284	284

Total operating expenses	4,599	4,899

Loss from operations	(4,599)	(4,899)

Other income (expense)
Interest expense to officer	(185)	(185)

Loss before provision for income taxes	(4,784)	(5,084)

Provision for income taxes	-	-

Net Income (Loss)	(4,784)	(5,084)

Other comprehensive income	-	-

Comprehensive Income (Loss)	$(4,784)	$(5,084)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil	nil

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,025,034	10,025,034

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 9, 2010 (date of inception) through March 31, 2011

(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Common stock of SMSA Kerrville
Acquisition Corp. issued pursuant
to the plan of reorganization at
bankruptcy settlement date on
August 1, 2007 (par value $0.001)	525,034	$525	$475	$-	$1,000

Stock issued at formation of
STC Edgar, Inc. (par value $1.00)
on November 9, 2010	1,000	1,000	-	-	1,000

Net effect of share exchange agreement
between SMSA Kerrville Acquisition
Corp. and STC Edgar, Inc. on
December 15, 2010	9,499,000	8,500	(9,200)	-	(700)

Net loss for the period from
November 9, 2010 (date of
inception) through December 31,
2010	-	-	-	(300)	(300)

Balances at December 31, 2010	10,025,034	10,025	(8,725)	(300)	1,000

Capital contributed to
support operations	-	-	250	-	250

Net loss for the three months
ended March 31, 201	-	-	-	(4,784)	(4,784)

Balances at March 31, 2011	10,025,034	$10,025	$(8,475)	$(5,084)	$(3,534)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Consolidated Statement of Cash Flows
Three months ended March 31, 2011 and
Period from November 9, 2010 (date of inception) through March 31, 2011

(Unaudited)

		Period from
		November 9, 2010
	Three months	(date of inception)
	ended	through
	March 31, 2011	March 31, 2011

Cash Flows from Operating Activities
Net income (loss) for the period	$(4,784)	$(5,084)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-
Increase (Decrease) in
Accrued interest payable to officer	185	185

Net cash provided by operating activities	(4,599)	(4,899)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received on loan from officer	25,000	25,000
Capital contributed to support operations	250	250
Sale of common stock at the formation of STC Edgar, Inc.	-	1,000
Cash contributed for the formation of STC Edgar, Inc.	-	300

Net cash provided by financing activities	25,250	26,550

Increase in Cash	20,651	21,651

Cash at beginning of period	1,000	-

Cash at end of period	$21,651	$21,651

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2011 and December 31, 2010

Note A - Background and Description of Business

SMSA Kerrville Acquisition Corp. (Company) was organized on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Kerrville, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On December 15, 2010, the Company, STC Edgar, Inc. (Edgar) and the individual stockholders of Edgar entered into a Share Exchange Agreement (Exchange Agreement) whereby the stockholders of Edgar exchanged 100.0% of the issued and outstanding stock of Edgar for 9,500,000 shares of restricted, unregistered common stock of the Company.  Edgar then became a wholly-owned subsidiary of the Company.

Edgar’s business plan is to provide the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission (SEC) electronically through EDGAR, the Commission's Electronic Data Gathering, Analysis, and Retrieval system.  The Company has never been affiliated with the U.S. Securities and Exchange Commission in any manner.

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

On January 17, 2007, Senior Management Services of Kerrville, Inc. and its affiliated companies (SMS Companies or Debtors) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes, located principally in Texas, which prior to the bankruptcy proceedings consisted of a total of 14 separate nursing facilities, ranging in size from approximately 114 beds to 325 beds.  In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees.  A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid.  The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients.  The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.  In 2005, SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real  property on which 2 of its nursing care facilities operated.  By late 2006, SMS Companies were in an "overadvance" position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility.  Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit  facility.  SMS Companies were unsuccessful in obtaining a commitment from a new lender and, on January 5, 2007, the lender declared SMS Companies in default and commenced foreclosure and collection proceedings.  On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy.  Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  These claims were reflected in the predecessor company’s balance sheets as “Liabilities Subject to Compromise” through the settlement date.  Additional claims (liabilities subject to compromise) may arise subsequent to the petition date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

The First Amended, Modified Chapter 11 Plan, (the Plan) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007.  The Plan, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code (Plan Shares).  As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust.  Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

All assets, liabilities and other claims, including “Allowed Administrative Claims” which arise in the processing of the bankruptcy proceedings, against the Company and it’s affiliated entities were combined into a single creditor’s trust for the purpose of distribution of funds to creditors.  Each of the individual SMS Companies entities otherwise remained separate corporate entities.  From the commencement of the bankruptcy proceedings through August 1, 2007 (the confirmation date of the plan of reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

The bankruptcy court had no continuing jurisdiction over the Company other than the acceptance by the court of a certificate of completion of a reverse merger or acquisition transaction when consummated which was filed with the court in accordance with the procedures provided in the confirmation order.  Upon closing of the transaction with STC Edgar, Inc., we timely filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan had been met and the discharge was granted.  Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order became effective.

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Kerrville, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Kerrville Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.

The Company’s Plan of Reorganization was confirmed by the Bankruptcy Court on August 1, 2007 and became effective on August 10, 2007.  It was determined that SMSA Kerrville Acquisition Corp’s reorganization value computed immediately before August 1, 2007, the confirmation date of the Plan of Reorganization, was approximately $1,000, which consisted of the following:

Current assets to be transferred to the post-confirmation entity	$1,000
Fair market value of property and equipment	-
Deposits with vendors and other assets transferred
to the post-confirmation entity	-

Reorganization value	$1,000

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

Pursuant to the Plan of Reorganization, all of the operations of the Company were transferred to a combined creditor’s trust and, as approved by the Bankruptcy Court, a completely new entity was formed for purposes of completing the aforementioned reverse merger transaction.  The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value is not greater than its postpetition liabilities and allowed claims, as shown below:

Postpetition current liabilities	$-
Liabilities deferred pursuant to Chapter 11 proceeding	-
“New” common stock issued upon reorganization	1,000

Total postpetition liabilities and allowed claims	1,000
Reorganization value	(1,000)

Excess of liabilities over reorganization value	$-

The reorganization value of SMSA Kerrville Acquisition Corp. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios.  The factors considered by SMSA Kerrville Acquisition Corp. included the following:

·	Forecasted operating and cash flows results which gave effect to the estimated impact of
-	Corporate restructuring and other operating program changes
-	Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
·	The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
·	Market share and position
·	Competition and general economic conditions
·	Projected sales growth
·	Potential profitability
·	Seasonality and working capital requirements

After consideration of SMSA Kerrville Acquisition Corp.’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, projected earnings before interest and projected free cash flow to debt service and other applicable ratios, management determined that SMSA Kerrville Acquisition Corp.’s reorganization capital structure should be as follows:

Common Stock (525,034 “new” shares to be issued at $0.001 par value)	$525
Additional paid-in capital	475

Total reorganized capital structure	$1,000

As previously discussed, the cancellation of all existing shares outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per the Reorganization topic of the FASB Accounting Standards Codification (Reorganization topic), the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  The Reorganization topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.  For accounting purposes, the Company adopted fresh start accounting in accordance with the Reorganization topic as of August 1, 2007, the confirmation date of the Plan.

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

As of August 1, 2007, in accordance with the Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash transferred from the bankruptcy creditor’s trust.

Note C - Preparation of Financial Statements

The acquisition of STC Edgar, Inc. on December 15, 2010 by SMSA Kerrville Acquisition Corp. effected a change in control and was accounted for as a “reverse acquisition” whereby STC Edgar, Inc. is the accounting acquiror for financial statement purposes.  Accordingly, for all periods subsequent to the December 15, 2010 “reverse acquisition” transaction, the historical financial statements of the Company reflect the financial statements of STC Edgar, Inc. since it’s inception on November 9, 2010 and the operations of SMSA Kerrville Acquisition Corp. subsequent to December 15, 2010.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has established a year-end for accounting purposes of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2010.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2011.

Note D - Going Concern Uncertainty

The Company has no operating history, limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note D - Going Concern Uncertainty - Continued

The Company’s current business plan is to provide the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission (SEC) electronically through EDGAR, the Commission's Electronic Data Gathering, Analysis, and Retrieval system.  The Company is not and has never been affiliated with the U.S. Securities and Exchange Commission in any manner.

Kevin Halter, Jr., our controlling stockholder, is also the President and majority stockholder of Securities Transfer Corporation.  Securities Transfer Corporation also provides EDGAR filing services and a conflict of interest may exist.  Additionally, Mr. Halter is not obligated to contribute any specific number of hours to our affairs, which may result in an additional conflict of interest in allocating his time between our operations and his other business affairs.   If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to implement our business plan.

The Company’s majority stockholder intends to maintain the corporate status of the Company and the Company’s former controlling stockholder provided all nominal working capital support on the Company's behalf from August 1, 2004 (date of bankruptcy settlement) through December 15, 2010 (date of tranaction with Edgar).  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.

The Company and it’s controlling stockholder, Kevin Halter, Jr., have agreed that additional funds will be necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and implement the Company’s business plan.  To this end, Mr. Halter has loaned the Company $25,000 through a loan agreement bearing interest at 6.0% and maturity due upon demand.  However, the Company is at the mercy of current and future economic trends, as well as current and future business operations for the Company and/or the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our potential inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note E - Related Party Transactions and Conflicts of Interest

Timothy P. Halter, the Company’s former sole officer and director from August 1, 2007 (date of bankruptcy settlement) through December 14, 2010, is the sole officer, director and stockholder of Halter Financial Group, Inc. (HFG), and an officer and member of Halter Financial Investments GP, LLC, general partner of Halter Financial Investments, L. P. (HFI), our former controlling stockholder.  Timothy P. Halter is the brother of Kevin B. Halter, Jr. who has served as the Company’s sole officer and director since December 15, 2010.  Kevin B. Halter, Jr. will assist us with the implementation of our business plan.

Kevin Halter, Jr., our current controlling stockholder, is also the President and majority stockholder of Securities Transfer Corporation.  Securities Transfer Corporation also provides Edgar filing services and a conflict of interest may exist.  Mr. Halter is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and other businesses.  Mr. Halter is not obligated to contribute any specific number of hours to our affairs.  If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to implement our business plan.

The Company and it’s controlling stockholder, Kevin Halter, Jr., have agreed that additional funds will be necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and implement the Company’s business plan.  To this end, on February 15, 2011, Mr. Halter loaned the Company $25,000 through a loan agreement bearing interest at 6.0% and is due upon demand.  However, the Company is at the mercy of current and future economic trends, as well as current and future business operations for the Company and/or the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

Note F - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Reorganization costs

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

3.	Income taxes

The Company will file income tax returns in future periods in the United States of America and various states, as appropriate and applicable.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2011 and December 31, 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note E - Summary of Significant Accounting Policies - Continued

4.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of March 31, 2011 and December 31, 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note G - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

(Remainder of this page left blank intentionally)

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note H - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2011 and for the period from November 9, 2010 (date of inception) through March 31, 2011 is as follows:

Period from
November 9, 2010
	Three months	(date of inception)
	ended	through
	March 31, 2011	March 31, 2011

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of March 31, 2011, the Company has a cumulative net operating loss carryforward of approximately $5,100.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for the three months ended March 31, 2011 and for the period from November 9, 2010 (date of inception) through March 31, 2011 varied from the statutory rate of 34% as follows:

Period from
November 9, 2010
	Three months	(date of inception)
	ended	through
	March 31, 2011	March 31, 2011

Statutory rate applied to
income before income taxes	$(1,600)	$(100)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-
Other, including reserve
for deferred tax asset and
application of net operating
loss carryforward	1,600	100

Income tax expense	$-	$-

(Remainder of this page left blank intentionally)

SMSA Kerrville Acquisition Corp. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2011 and December 31, 2010, relates solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$1,700	$100
Less valuation allowance	(1,700)	(100)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2011 and the period from November 9, 2010 (date of inception) through December 31, 2010, the valuation allowance for the deferred tax asset increased by approximately $1,600 and $100, respectively.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company will issue a sufficient number of Plan shares to meet the requirements of the Plan.  Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

As provided in the Plan, 80.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc. (HFG) in exchange for the release of its Allowed Administrative Claims, the performance of certain services and the payment of certain fees related to the then-anticipated reverse merger or acquisition transactions as described in the Plan.  The remaining 20.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Plan.

Based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 525,034 shares of the Company’s “new” common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

On December 15, 2010, the Company, STC Edgar, Inc. (Edgar) and the individual stockholders of Edgar entered into a “Share Exchange Agreement” (Exchange Agreement) whereby the stockholders of Edgar exchanged 100.0% of the issued and outstanding stock of Edgar for 9,500,000 shares of restricted, unregistered common stock of the Company.  Edgar then became a wholly-owned subsidiary of the Company.

Note J - Subsequent Events

In February 2011, the Company filed a Registration Statement on Form 10 to register the eligible issued and outstanding shares of the Company's common stock as issued by the Company.  This Registration Statement was declared effective by the SEC on or about April 13, 2011.  In that filing, the Company disclosed that it planned to commence business as a start-up company after the SEC’s declaration of effectiveness of the Form 10 filing and take over the clients formerly serviced by Securities Transfer Corporation through its Edgar filings division, which was closed.  The Company began revenue producing activities will commence on or about April 1, 2011.

Management has evaluated all activity of the Company through May 4, 2011 (the issue date of the financial statements) and concluded that no subsequent events, other than disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	General

SMSA Kerrville Acquisition Corp. (Company) was organized on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Kerrville, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualified as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On December 15, 2010, the Company, STC Edgar, Inc. (Edgar) and the individual stockholders of Edgar entered into a Share Exchange Agreement (Exchange Agreement) whereby the stockholders of Edgar exchanged 100.0% of the issued and outstanding stock of Edgar for 9,500,000 shares of restricted, unregistered common stock of the Company.  Edgar then became a wholly-owned subsidiary of the Company.

Edgar’s business plan is to provide the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission (SEC) electronically through EDGAR, the Commission's Electronic Data Gathering, Analysis, and Retrieval system.  The Company has never been affiliated with the U.S. Securities and Exchange Commission in any manner.

In February 2011, the Company filed a Registration Statement on Form 10 to register the eligible issued and outstanding shares of the Company's common stock as issued by the Company.  This Registration Statement was declared effective by the SEC on or about April 13, 2011.

STC Edgar previously disclosed that it planned to commence business as a start-up company after the SEC’s declaration of effectiveness of the Form 10 filing and take over the clients formerly serviced by Securities Transfer Corporation through its Edgar filings division.  We began revenue producing activities on or about April 1, 2011.

The acquisition of STC Edgar, Inc. on December 15, 2010 by SMSA Kerrville Acquisition Corp. effected a change in control and was accounted for as a “reverse acquisition” whereby STC Edgar, Inc. is the accounting acquiror for financial statement purposes.  Accordingly, for all periods subsequent to the December 15, 2010 “reverse acquisition” transaction, the historical financial statements of the Company reflect the financial statements of STC Edgar, Inc. since it’s inception on November 9, 2010 and the operations of SMSA Kerrville Acquisition Corp. subsequent to December 15, 2010.

(3)	Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2011 and 2010 or for the period from November 9, 2010 (date of inception) through March 31, 2011.

General and administrative expenses for the respective three month periods ended March 31, 2011 and 2010 were approximately $4,600 and $-0-.  The calendar 2011 year-to-date expenses relate directly to the maintenance of the corporate entity and the preparation and filing of the registration statement on Form 10 pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the three months ended March 31, 2011 and for the period from November 9, 2010 (date of inception) through March 31, 2011 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

(4)	Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, the Company had working capital of approximately $(3,500) and $1,000, respectively.

The Company currently has limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s, through its wholly-owned subsidiary, STC Edgar, business plan is to provide the conversion and filing of various documents prepared in accordance with either the Securities Act or the Exchange Act for small to mid-sized public companies with the SEC electronically through EDGAR, the SEC's Electronic Data Gathering, Analysis, and Retrieval system.  The Company has never been affiliated with the U.S. Securities and Exchange Commission in any manner.

The Company and it’s controlling stockholder, Kevin Halter, Jr., have agreed that additional funds will be necessary to support the corporate entity, comply with the periodic reporting requirements of the Exchange Act and to initially capitalize the Company’s business plan.  On February 15, 2011, Mr. Halter loaned the Company $25,000 through a loan agreement bearing interest at 6.0% and is due upon demand.

However, the Company is at the mercy of current and future economic trends, as well as current and future business operations for the Company and/or the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(5)	Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note E of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

(6)	Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our having no business operations and having a sole officer and director.  However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

From time to time, in future periods, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business.  The Company has not been a party to any such proceedings to date and anticipates that any future proceeding, either individually or in the aggregate, will not be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Kerrville Acquisition Corp.

Dated: May 6, 2011	/s/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Chief Executive Officer,
Chief Financial Officer and Sole Director