Form 10-Q
period 2011-06-30
SMSA KERRVILLE ACQUISITION CORP.
filed 2011-08-08
CIK 1512693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-54275

SMSA Kerrville Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-3924073
(State of incorporation)	(IRS Employer ID Number)
2591 Dallas Parkway, Suite 100, Frisco, TX 75034
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
YES  ☐   NO  ☒
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:July 29, 2011: 10,025,034

Transitional Small Business Disclosure Format (check one):     YES ☐  NO  ☒

SMSA Kerrville Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2011

Part I - Financial Information
Item 1 - Financial Statements

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$36,742	$1,000
Prepaid expenses	12,199	-

Total Assets	$48,941	$1,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable to related party	$3,600	$-
Accrued income taxes payable	3,450	-
Note payable to officer	25,000	-
Accrued interest payable to officer	559	-

Total Liabilities	32,609	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,025,034 shares issued and outstanding	10,025	10,025
Additional paid-in capital	(8,475)	(8,725)
Retained earnings	15,082	(300)

Total Stockholders' Equity (Deficit)	16,332	1,000

Total Liabilities and Stockholders’ Equity (Deficit)	$48,941	$1,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statement of Operations and Comprehensive Loss
Six and Three months ended June 30, 2011 and 2010

(Unaudited)

	Six months	Three months	Six months	Three months
	ended	ended	ended	ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Revenues	$32,630	$32,630	$-	$-

Operating expenses
Professional fees	8,455	4,140	-	-
Personnel costs	3,600	3,600	-	-
Other general and administrative costs	1,484	1,200	-	-

Total operating expenses	13,539	8,940	-	-

Income (Loss) from operations	19,091	23,690	-	-

Other income (expense)
Interest expense to officer	(559)	(374)	-	-

Loss before provision for income taxes	18,532	23,316	-	-

Provision for income taxes	(3,450)	(3,450)	-	-

Net Income (Loss)	15,082	19,866	-	-

Other comprehensive income	-	-	-	-

Comprehensive Income (Loss)	$15,082	$19,866	$-	$-

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil	nil	nil	nil

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,025,034	10,025,034	0	0

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 9, 2010 (date of inception) through June 30, 2011

(Unaudited)

			Additional
	Common Stock		paid-in	Retained
	Shares	Amount	capital	earnings	Total

Common stock of SMSA Kerrville
Acquisition Corp. issued pursuant
to the plan of reorganization at
bankruptcy settlement date on
August 1, 2007 (par value $0.001)	525,034	$525	$475	$-	$1,000

Stock issued at formation of
STC Edgar, Inc. (par value $1.00)
on November 9, 2010	1,000	1,000	-	-	1,000

Net effect of share exchange agreement
between SMSA Kerrville Acquisition
Corp. and STC Edgar, Inc. on
December 15, 20109,499,000		8,500	(9,200)	-	(700)

Net loss for the period from
November 9, 2010 (date of
inception) through December 31,
2010	-	-	-	(300)	(300)

Balances at December 31, 2010	10,025,034	10,025	(8,725)	(300)	1,000

Capital contributed to support operations	-	-	250	-	250

Net income for the six months
ended June 30, 2011	-	-	-	15,082	15,082

Balances at June 30, 2011	10,025,034	$10,025	$(8,475)	$14,782	$16,332

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statement of Cash Flows
Six months ended June 30, 2011 and 2010

(Unaudited)

	Six months	Six months
	ended	through
	June 30, 2011	June 30, 2010

Cash Flows from Operating Activities
Net income (loss) for the period	$15,082	$-
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-
(Increase) Decrease in
Prepaid expenses	(12,199)	-
Increase (Decrease) in
Accounts payable to a related party	3,600	-
Accrued income taxes payable	3,450
Accrued interest payable to officer	559	-

Net cash provided by operating activities	10,492	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received on loan from officer	25,000	-
Capital contributed to support operations	250	-
Sale of common stock at the formation of STC Edgar, Inc.	-	-
Cash contributed for the formation of STC Edgar, Inc.	-	-

Net cash provided by financing activities	25,250	-

Increase in Cash	35,742	-

Cash at beginning of period	1,000	-

Cash at end of period	$36,742	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011 and December 31, 2010

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

In February 2011, the Company filed a Registration Statement on Form 10 on a voluntary basis to become a reporting issuer pursuant to Section 12(g) of the Securities Exchange Act of 1934, which is a prerequisite for our common stock to become eligible for quotation on the OTC Bulletin Board.  This Registration Statement was declared effective by the SEC on or about April 13, 2011.

Effective April 1, 2011, the Company’s wholly-owned subsidiary, Edgar, commenced business as a start-up company and took over the electronic document filing operations and clients formerly serviced by Securities Transfer Corporation, a related entity controlled by the Company’s President and majority stockholder, Kevin B. Halter, Jr., which was closed.   No consideration was paid from the Company to Securities Transfer Corporation for the this business.  This action removed the Company from the requirements of reporting as a “development stage company”.

Through the Company’s wholly-owned subsidiary, Edgar, the Company provides EDGARizing services to various commercial and corporate entities.   Our primary service is the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission.  EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission.  These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. We receive our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form.  Neither the Company nor its wholly-owned subsidiary have any past or present  affiliation with the U. S. Securities and Exchange Commission in any manner.

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

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
June 30, 2011 and December 31, 2010

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

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
June 30, 2011 and December 31, 2010

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

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note C - Preparation of Financial Statements - Continued

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Registration Statement on Form 10 containing the Company’s financial statements for the year ended December 31, 2010.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

Note D - Going Concern Uncertainty

Prior to April 1, 2011, the Company had no operating history, limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

Kevin Halter, Jr., our controlling stockholder, is also the President and majority stockholder of Securities Transfer Corporation, an affiliated entity which formerly provided services comparable to those of the Company.  Mr. Halter is not obligated to contribute any specific number of hours to our affairs, which may result in an conflict of interest in allocating his time between our operations and his other business affairs.   If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to manage our business plan.

Prior to April 1, 2011, the Company’s current and former majority stockholders maintained the corporate status of the Company by providing all nominal working capital support on the Company's behalf from August 1, 2004 (date of bankruptcy settlement) through December 15, 2010 (date of transaction with Edgar).

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

Subsequent to the December 15, 2010 transaction date, the Company and it’s current controlling stockholder, Kevin Halter, Jr., agreed that additional funds were necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and commence operations under the Company’s business plan.  To this end, Mr. Halter has loaned the Company $25,000 through a loan agreement bearing interest at 6.0% and maturity due upon demand.  However, the Company is at the mercy of current and future economic trends, as well as current and future business operations for the Company and/or the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note D - Going Concern Uncertainty - Continued

If necessary in the future, the Company may offer sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

In a restricted cash flow scenario, the Company may be unable to maintain its business plan, and could, instead, delay all cash intensive activities.  Without necessary cash flow, the Company could become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note E - Related Party Transactions and Conflicts of Interest

Timothy P. Halter, the Company’s former sole officer and director from August 1, 2007 (date of bankruptcy settlement) through December 14, 2010, is the sole officer, director and stockholder of Halter Financial Group, Inc. (HFG), and an officer and member of Halter Financial Investments GP, LLC, general partner of Halter Financial Investments, L. P. (HFI), our former controlling stockholder.  Timothy P. Halter is the brother of Kevin B. Halter, Jr. who has served as the Company’s sole officer and director since December 15, 2010.  Kevin B. Halter, Jr. is responsible for the implementation and operation of our business plan.

Kevin Halter, Jr., our controlling stockholder, is also the President and majority stockholder of Securities Transfer Corporation, an affiliated entity which formerly provided services comparable to those of the Company.  Mr. Halter is not obligated to contribute any specific number of hours to our affairs, which may result in an conflict of interest in allocating his time between our operations and his other business affairs.   If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to manage our business plan.

Subsequent to the December 15, 2010 transaction date, the Company and it’s current controlling stockholder, Kevin Halter, Jr., agreed that additional funds were necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and commence operations under the Company’s business plan.  To this end, Mr. Halter has loaned the Company $25,000 through a loan agreement bearing interest at 6.0% and maturity due upon demand.  However, the Company is at the mercy of current and future economic trends, as well as current and future business operations for the Company and/or the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan.  Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and adminstrative support in the operation of our business plan.

Note F - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
June 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2011 and December 31, 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of June 30, 2011 and December 31, 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note H - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2011 and 2010 is as follows:

	Six months	Six months
	ended	ended
	June 30, 2011	June 30, 2010

Federal:
Current	$3,450	$-
Deferred	-	-
	-	3,450
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$3,450

The Company's income tax expense (benefit) for the six months ended June 30, 2011 and 2010 varied from the statutory rate of 34% as follows:

	Six months	Six months
	ended	ended
	June 30, 2011	June 30, 2010

Statutory rate applied to
income before income taxes	$6,300	$-
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-
Other, including the application
of a net operating loss carryforward
and the effect of graduated tax brackets	(2,850)	-

Income tax expense	$3,450	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2011 and December 31, 2010, relates solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$-	$100
Less valuation allowance	-	(100)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2011 and the period from November 9, 2010 (date of inception) through December 31, 2010, the valuation allowance for the deferred tax asset increased (decreased) by approximately $(100) and $100, respectively.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company will issue a sufficient number of Plan shares to meet the requirements of the Plan.  Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note I - Capital Stock Transactions - Continued

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

In February 2011, the Company filed a Registration Statement on Form 10 on a voluntary basis to become a reporting issuer pursuant to Section 12(g) of the Securities Exchange Act of 1934, which is a prerequisite for our common stock to become eligible for quotation on the OTC Bulletin Board.  This Registration Statement was declared effective by the SEC on or about April 13, 2011.

Effective April 1, 2011, the Company’s wholly-owned subsidiary, Edgar, commenced business as a start-up company and took over the electronic document filing operations and clients formerly serviced by Securities Transfer Corporation, a related entity controlled by the Company’s President and majority stockholder, Kevin B. Halter, Jr., which was closed.   No consideration was paid from the Company to Securities Transfer Corporation for the this business.  This action removed the Company from the requirements of reporting as a “development stage company”.

Through the Company’s wholly-owned subsidiary, Edgar, the Company provides EDGARizing services to various commercial and corporate entities.   Our primary service is the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission.  EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission.  These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. We receive our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form.  Neither the Company nor its wholly-owned subsidiary have any past or present  affiliation with the U. S. Securities and Exchange Commission in any manner.

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

The Company received revenue of approximately $33,000 during the three months ended June 30, 2011 as a result of commencing operations as described above.  Prior to April 1, 2011, the Company had no revenue or revenue sources.

General and administrative expenses for the respective six month periods ended June 30, 2011 and 2010 were approximately $13,500 and $-0-.  The calendar 2011 year-to-date expenses relate directly to the commencement of EDGAR filing services on behalf of the Company’s clients which started on April 1, 2011.

It is anticipated that future revenue and expenditure levels may fluctuate as the Company’s business plan matures.

Earnings per share for the six months ended June 30, 2011 and 2010 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

(4)	Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, the Company had working capital of approximately $16,000 and $1,000, respectively.

Prior to April 1, 2011, the Company had no operating history, limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

Kevin Halter, Jr., our controlling stockholder, is also the President and majority stockholder of Securities Transfer Corporation, an affiliated entity which formerly provided services comparable to those of the Company.  Mr. Halter is not obligated to contribute any specific number of hours to our affairs, which may result in an conflict of interest in allocating his time between our operations and his other business affairs.   If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to manage our business plan.

Prior to April 1, 2011, the Company’s current and former majority stockholders maintained the corporate status of the Company by providing all nominal working capital support on the Company's behalf from August 1, 2004 (date of bankruptcy settlement) through December 15, 2010 (date of transaction with Edgar).

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

Subsequent to the December 15, 2010 transaction date, the Company and it’s current controlling stockholder, Kevin Halter, Jr., agreed that additional funds were necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and commence operations under the Company’s business plan.  To this end, Mr. Halter has loaned the Company $25,000 through a loan agreement bearing interest at 6.0% and maturity due upon demand.  However, the Company is at the mercy of current and future economic trends, as well as current and future business operations for the Company and/or the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

If necessary in the future, the Company may offer sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

In a restricted cash flow scenario, the Company may be unable to maintain its business plan, and could, instead, delay all cash intensive activities.  Without necessary cash flow, the Company could become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

(5)	Related Party Transactions and Conflicts of Interest

Timothy P. Halter, the Company’s former sole officer and director from August 1, 2007 (date of bankruptcy settlement) through December 14, 2010, is the sole officer, director and stockholder of Halter Financial Group, Inc. (HFG), and an officer and member of Halter Financial Investments GP, LLC, general partner of Halter Financial Investments, L. P. (HFI), our former controlling stockholder.  Timothy P. Halter is the brother of Kevin B. Halter, Jr. who has served as the Company’s sole officer and director since December 15, 2010.  Kevin B. Halter, Jr. is responsible for the implementation and operation of our business plan.

Kevin Halter, Jr., our controlling stockholder, is also the President and majority stockholder of Securities Transfer Corporation, an affiliated entity which formerly provided services comparable to those of the Company.  Mr. Halter is not obligated to contribute any specific number of hours to our affairs, which may result in an conflict of interest in allocating his time between our operations and his other business affairs.   If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to manage our business plan.

Subsequent to the December 15, 2010 transaction date, the Company and it’s current controlling stockholder, Kevin Halter, Jr., agreed that additional funds were necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and commence operations under the Company’s business plan.  To this end, Mr. Halter has loaned the Company $25,000 through a loan agreement bearing interest at 6.0% and maturity due upon demand.  However, the Company is at the mercy of current and future economic trends, as well as current and future business operations for the Company and/or the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan.  Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and adminstrative support in the operation of our business plan.

(6)	Critical Accounting Policies

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

(7)	Effect of Climate Change Legislation

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to commencing business operations within the current reporting quarter and having a sole officer and director.  However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101     Interactive data files pursuant to Rule 405 of Regulation S-T.*
____________
*To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Kerrville Acquisition Corp.

Dated: August 8, 2011	/s/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Chief Executive Officer,
Chief Financial Officer and Sole Director