Form 10-Q/A
period 2011-06-30
SMSA KERRVILLE ACQUISITION CORP.
filed 2011-08-29
CIK 1512693

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to SMSA Kerrville Acquisition Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a). (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 8, 2011).

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 8, 2011).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Kerrville Acquisition Corp.

Dated: August 29, 2011	/s/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Chief Executive Officer,
Chief Financial Officer and Sole Director