Form 10-Q
period 2011-09-30
SMSA KERRVILLE ACQUISITION CORP.
filed 2011-10-28
CIK 1512693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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
YES  ☐   NO  ☒
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:October 29, 2011: 10,025,034

Transitional Small Business Disclosure Format (check one):     YES ☐  NO  ☒

SMSA Kerrville Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2011

Part I - Financial Information
Item 1 - Financial Statements

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$48,760	$1,000
Prepaid expenses	-	-

Total Assets	$48,760	$1,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable to related party	$7,200	$-
Accrued income taxes payable	2,100	-
Note payable to officer	25,000	-
Accrued interest payable to officer	937	-

Total Liabilities	35,237	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,025,034 shares issued and outstanding	10,025	10,025
Additional paid-in capital	(8,475)	(8,725)
Retained earnings	11,973	300)

Total Stockholders' Equity (Deficit)	13,523	1,000

Total Liabilities and Stockholders’ Equity (Deficit)	$48,760	$1,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statement of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2011 and 2010

(Unaudited)

	Nine months	Three months	Nine months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2010

Revenues	$97,816	$65,186	$-	$-

Operating expenses
Service bureau fees	62,547	62,547
Professional fees	10,075	1,620	-	-
Personnel costs	7,200	3,600	-	-
Other general and administrative costs	2,684	1,200	-	-

Total operating expenses	82,506	68,967	-	-

Income (Loss) from operations	15,310	(3,781)	-	-

Other income (expense)
Interest expense to officer	(937)	(378)	-	-

Loss before provision for income taxes	14,373	(4,159)	-	-

Provision for income taxes	(2,100)	1,350	-	-

Net Income (Loss)	12,273	(2,809)	-	-

Other comprehensive income	-	-	-	-

Comprehensive Income (Loss)	$12,273	$(2,809)	$-	$-

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil	nil	nil	nil

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,025,034	10,025,034	0	0

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 9, 2010 (date of inception) through September 30, 2011

(Unaudited)

			Additional
	Common Stock		paid-in	Retained
	Shares	Amount	capital	earnings	Total
Common stock of SMSA Kerrville
Acquisition Corp. issued pursuant
to the plan of reorganization at
bankruptcy settlement date on
August 1, 2007 (par value $0.001)	525,034	$525	$475	$-	$1,000

Stock issued at formation of
STC Edgar, Inc. (par value $1.00)
on November 9, 2010	1,000	1,000	-	-	1,000

Net effect of share exchange agreement
between SMSA Kerrville Acquisition
Corp. and STC Edgar, Inc. on
December 15, 2010	9,499,000	8,500	(9,200)	-	(700)

Net loss for the period from
November 9, 2010 (date of
inception) through December 31,
2010	-	-	-	(300)	(300)

Balances at December 31, 2010	10,025,034	10,025	(8,725)	(300)	1,000

Capital contributed to support operations	-	-	250	-	250

Net income for the nine months
ended September 30, 2011	-	-	-	12,273	12,273

Balances at September 30, 2011	10,025,034	$10,025	$(8,475)	$11,973	$13,523

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statement of Cash Flows
Nine months ended September 30, 2011 and 2010

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss) for the period	$12,273	$-
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-
(Increase) Decrease in
Prepaid expenses	-	-
Increase (Decrease) in
Accounts payable to a related party	7,200	-
Accrued income taxes payable	2,100
Accrued interest payable to officer	937	-

Net cash provided by operating activities	22,510	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received on loan from officer	25,000	-
Capital contributed to support operations	250	-
Sale of common stock at the formation of STC Edgar, Inc.	-	-
Cash contributed for the formation of STC Edgar, Inc.	-	-

Net cash provided by financing activities	25,250	-

Increase in Cash	47,760	-

Cash at beginning of period	1,000	-

Cash at end of period	$48,760	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
September 30, 2011 and December 31, 2010

Note E - Related Party Transactions and Conflicts of Interest - Continued

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan.  Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and administrative support in the operation of our business plan.

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2011 and December 31, 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of September 30, 2011 and December 31, 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
September 30, 2011 and December 31, 2010

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

Note H - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine months	Nine months
	ended	ended
	September 30, 2011	September 30, 2010

Federal:
Current	$2,100	$-
Deferred	-	-
	2,100	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$2,100	$-

The Company's income tax expense (benefit) for the nine months ended September 30, 2011 and 2010 varied from the statutory rate of 34% as follows:

	Nine months	Nine months
	ended	ended
	September 30, 2011	September 30, 2010

Statutory rate applied to
income before income taxes	$4,900	$-
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-
Other, including the application
of a net operating loss carryforward
and the effect of graduated tax brackets	(2,800)	-

Income tax expense	$2,100	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2011 and December 31, 2010, relates solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2011 and December 31, 2010, respectively:

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$-	$100
Less valuation allowance	-	(100)

Net Deferred Tax Asset	$-	$-

Note H - Income Taxes - Continued

During the nine months ended September 30, 2011 and the period from November 9, 2010 (date of inception) through December 31, 2010, the valuation allowance for the deferred tax asset increased (decreased) by approximately $(100) and $100, respectively.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through October 29, 2011 (the issue date of the financial statements) and concluded that no subsequent events, other than disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to consolidated financial statements.

(Remainder of this page left blank intentionally)

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

In February 2011, the Company filed a Registration Statement on Form 10 on a voluntary basis to become a reporting issuer pursuant to Section 12(g) of the Securities Exchange Act of 1934, which is a prerequsite for our common stock to become eligible for quotation on the OTC Bulletin Board.  This Registration Statement was declared effective by the SEC on or about April 13, 2011.

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

The Company received revenue of approximately $97,816 and $65,186 during the nine and three months ended September 30, 2011 as a result of commencing operations as described above.  Prior to April 1, 2011, the Company had no revenue or revenue sources.  Effective with all ‘34 Act filings as of and after June 30, 2011, the SEC required interactive data files prepared using XBRL (as defined in the appropriate Regulations) to be filed as an exhibit to a Registrant’s financial statements.  To facilitate this new requirement, Edgar engaged the services of a subcontract service bureau.  This situation is responsible for the significant increase in revenues during the 3rd quarter and the corresponding expenses.  These fees are seasonal and are not anticipated to recur until the same time in the following year.

General and administrative expenses for the respective nine month periods ended September 30, 2011 and 2010 were approximately $20,000 and $-0-.  The calendar 2011 year-to-date expenses relate directly to the commencement of EDGAR filing services on behalf of the Company’s clients which started on April 1, 2011.

It is anticipated that future revenue and expenditure levels may fluctuate as the Company’s business plan matures.

Earnings per share for the nine months ended September 30, 2011 and 2010 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

(4)	Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, the Company had working capital of approximately $13,500 and $1,000, respectively.

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

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan.  Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and administrative support in the operation of our business plan.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101      Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Kerrville Acquisition Corp.

Dated: Octyober 29, 2011	/s/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Chief Executive Officer,
Chief Financial Officer and Sole Director