Form 10-K
period 2011-12-31
SMSA KERRVILLE ACQUISITION CORP.
filed 2012-03-26
CIK 1512693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-54275

SMSA Kerrville Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-3924073
(State of incorporation)	(IRS Employer ID Number)
2591 Dallas Parkway, Suite 102, Frisco, TX 75034
(Address of principal executive offices)

(972) 963-0001
(Issuer's telephone number)

Securities registered pursuant to Section 12 (b) of the Act - None
Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☒      No ☐

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☐  NOTE: The registrant is a voluntary filer under the Exchange Act and has filed all reports called for by the Exchange Act during the past 12 months (or such shorter period since the registrant began voluntary filing).

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐      No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last reported trade dated March 20, 2012 was approximately $-0- based upon 525,034 shares held by non-affiliates and no posted bid/ask market price per www.otcmarkets.com and www.bigcharts.com, respectively.

As of March 20, 2012, there were 10,025,034 shares of Common Stock issued and outstanding.

SMSA Kerrville Acquisition Corp.

Form 10-K for the Year Ended December 31, 2011

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

General

SMSA Kerrville Acquisition Corp. (Company) was organized on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Kerrville, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

On December 15, 2010, the Company, STC Edgar, Inc. (STC Edgar) and the individual stockholders of Edgar entered into a Share Exchange Agreement (Exchange Agreement) whereby the stockholders of Edgar exchanged 100.0% of the issued and outstanding stock of Edgar for 9,500,000 shares of restricted, unregistered common stock of the Company.  Edgar then became a wholly-owned subsidiary of the Company.

In February 2011, the Company filed a Registration Statement on Form 10 on a voluntary basis to become a reporting issuer pursuant to Section 12(g) of the Securities Exchange Act of 1934, which is a prerequisite for our common stock to become eligible for quotation on the OTC Bulletin Board.  This Registration Statement was declared effective by the SEC on or about April 13, 2011.

Effective April 1, 2011, the Company’s wholly-owned subsidiary, STC Edgar, commenced business as a start-up company and took over the closed electronic document filing operations and clients formerly serviced by Securities Transfer Corporation, a related entity controlled by the Company’s President and majority stockholder, Kevin B. Halter, Jr.  No consideration was paid from the Company to Securities Transfer Corporation for the this business.  This action removed the Company from the requirements of reporting as a “development stage company”.

Through the Company’s wholly-owned subsidiary, Edgar, the Company provides EDGARizing services to various commercial and corporate entities.   Our primary service is the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission (SEC).  EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission.  These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financing, acquisitions and mergers. We receive our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form.  Neither the Company nor its wholly-owned subsidiary have any past or present  affiliation with the U. S. Securities and Exchange Commission in any manner.

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

History

On December 5, 2010, the Company entered into a stock exchange agreement pursuant to which the Company agreed to issue 9,500,000 shares of restricted common stock to Kevin B. Halter, Jr. for all the issued and outstanding shares of STC Edgar, Inc. (“STC Edgar”).  In connection with the stock exchange agreement Timothy P. Halter resigned as the President, Chief Financial Officer, Treasurer, Secretary and Director of the Company and Kevin B. Halter, Jr. was appointed as the President, Chief Financial Officer, Treasurer, Secretary and Director of the Company.  Kevin B. Halter, Jr. is the brother of Timothy P. Halter.

On January 17, 2007, Senior Management Services of Kerrville, Inc. and its affiliated companies, or collectively SMS Companies, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  On August 1, 2007, the bankruptcy court entered its confirmation order which confirmed the First Amended, Modified Chapter 11 Plan, or the Plan, as presented by SMS Companies and their creditors. The effective date of the Plan was August 10, 2007.

During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of 14 nursing facilities, ranging in size from approximately 114 beds to 325 beds.  In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees. A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid.  The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients. The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.

In 2005, SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real property on which two of its nursing care facilities operated.  By late 2006, SMS Companies were in an “over advance” position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility.  Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit facility.  SMS Companies were unsuccessful in obtaining a commitment from a new lender and on January 5, 2007, the lender declared SMS Companies in default and commenced foreclosure and collection proceedings.  On January 9, 2007 the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy.  Subsequently, on January 17, 2007 the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

Plan of Reorganization

During the administration of the SMS Companies bankruptcy reorganization proceedings, it became apparent that there would not be any available funds to pay the claims of the unsecured creditors.  Halter Financial Group, Inc., or HFG, an affiliate, Timothy P. Halter, was contacted by a legal representative of the SMS Companies to determine whether HFG would participate with the SMS Companies and their creditors in formulating the structure of the Plan to provide an opportunity for the unsecured SMS Companies’ creditors to receive payment for all or a portion of their claims. HFG had no affiliation or involvement with any of the SMS Companies prior to the bankruptcy action.

HFG is a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance.  HFG had previously participated with other companies and their creditors in structuring reorganization plans under Chapter 11 of the Bankruptcy Code which provided, in part, for a debtor with significant unsecured creditors to emerge out of bankruptcy, with the creditors exchanging their claims for equity in the reorganized company.  The reorganized company would then seek a merger or business combination with an operating business, which would provide the shareholders with the opportunity to recover all or a portion of their previous claims through appreciation of the stock value after a business combination with a private operating company.

HFG agreed to participate with SMS Companies and their creditors in structuring the Plan.  As part of the Plan, HFG provided $115,000 to be used to pay professional fees associated with the Plan confirmation process.  HFG was granted an option that provided for the issuance of equity securities in each of the 23 SMS Companies, including Senior Management Services of Kerrville, Inc. in satisfaction of HFG’s administrative claims.  The option to acquire equity securities in lieu of repayment of the $115,000 administrative claim was exercised by HFG.  Although HFG was unable to specifically determine how the $115,000 was utilized, it believes that the bankruptcy trustee used the funds to pay administrative expenses, including legal and other fees which were incurred during the structuring and implementation of the Plan.

The Plan provided that HFG would receive approximately 80% of the common stock in each SMS Company and that the unsecured creditors would receive the remaining 20% of the common stock in exchange for their claims.  Each creditor would receive its pro rata share of the common stock based on the percentage of its claim to the total amount of the outstanding unsecured claims for each SMS Company in which the creditor holds a claim.  Other than receiving 80% of the common stock in each SMS Company, HFG did not receive any additional cash compensation from or equity securities in any of the SMS Companies, nor will HFG recoup any portion of the $115,000 payment from any of the SMS Companies.

As provided in the Plan, approximately 80% of the then outstanding common stock of Senior Management Services of Kerrville, Inc., or 415,960 shares, was issued to HFG in satisfaction of HFG’s administrative claims.  The remaining 20% of our outstanding common stock, or 109,074 shares, was issued to 482 holders of unsecured debt.  In accordance with the bankruptcy court order, the 525,034 shares, or Plan Shares, were issued pursuant to Section 1145(a) of the Bankruptcy Code.  As further consideration for the issuance of the 415,960 Plan Shares to HFG, the Plan required HFG to assist us in identifying a potential merger or acquisition candidate.

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers, the issuance of the Plan Shares and any other filings or actions with regard thereto shall be borne solely by HFG.  HFG was responsible for the payment of our operating expenses and will assist us with formulating the structure of any proposed merger or acquisition.  Additionally, HFG was responsible for paying our legal and accounting expenses related to this registration statement and our expenses incurred in consummating a merger or acquisition.  Also, HFG was not entitled to receive any repayment of such expenses prior to, or as a conditions of, a merger or acquisition.

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Kerrville, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Kerrville Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.  As previously discussed, the confirmation order provided for an injunction protecting us from the claims of the pre-confirmation unsecured creditors while we pursue a business combination with an operating business.  If we did not consummate a business combination prior to February 10, 2011, our issued Plan Shares will be deemed canceled and we would file dissolution documents with the State of Nevada and will cease to exist. Accordingly, the discharge provided in the Plan to us will not be effective.  In such event the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust.  However, because of the reverse acquisition transaction with STC Edgar, Inc. on December 15, 2010, we met our obligations under the Plan and have received a certificate of compliance from the Bankruptcy Court.

The SMS Companies bankruptcy case is closed as a final decree has been entered.  The confirmation order of the Plan was effective on August 10, 2007.  No appeal was filed.  There is no continuing jurisdiction being exercised by the bankruptcy court over us, or any of the SMS Companies, other than the acceptance of a certificate of compliance to be filed by each individual entity upon the timely completion of a merger or acquisition.

Effective September 15, 2010, HFG transferred its 415,960 Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter, which still owns such shares representing less than 5% of shares outstanding.

Timothy P. Halter is the sole officer, director and shareholder of HFG and an officer and member of Halter Financial Investments GP, LLC, general partner of HFI.  Mr. Halter is the brother of Kevin B. Halter, Jr. who has served as our president and sole director since December 15, 2010.  Kevin B. Halter, Jr. will assist us with the implementation of our business plan.

SMSA Kerrville Acquisition Corp. has no interest in the other SMS Companies and no on-going business relationship with any of them.  We are not aware of any plans for any of those companies.

Our Business

STC Edgar, Inc. was formed in November 2010 by Kevin B. Halter, Jr. as a private company and became a wholly-owned subsidiary of the Company concurrent with the closing of the December 15, 2010 transaction.  STC Edgar commenced business as a start-up company and took over the EDGAR clients of Securities Transfer Corporation which discontinued providing EDGAR services to its clients.  No consideration was paid from the Company to Securities Transfer Corporation for the discontinued EDGAR service operation.

Through our subsidiary STC EDGAR, Inc., we provide EDGARizing services to various commercial and corporate entities.  Our primary service is the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission.  EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission.  These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. We receive our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form.

Mr. Halter, our majority stockholder, is also the President and majority shareholder of Securities Transfer Corporation.  Securities Transfer Corporation formerly provided Edgar filing services for its clients.  He is not required to commit his full time to our affairs, and will devote approximately four hours per week to our business, which may result in a conflict of interest in allocating his time between our operations and other businesses.  If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to implement our business plan.

EDGARization Software

We currently license Edgarizer HTML, our EDGARization software, from Edgarfilings, Ltd.  Edgarizer HTML is a widely used EDGARization software available for compiling and submitting SEC EDGAR filings.  The program converts documents produced by word processing, spreadsheet, and desktop publishing packages into the EDGAR HTML format, adding the required submission information and EDGAR tags.  Edgarizer HTML includes complete test filing capabilities to ensure that filings are compliant, and full communications features to facilitate filing directly to the SEC.  We pay approximately $3,790 per year to Edgarfilings, Ltd. for our license, which is renewable on an annual basis.  Other sources of Edgar software are available if we were to lose our access to Edgarizer HTML.

Our Services

We are a full-service EDGARizing firm that facilitates the filing of documents with the SEC on behalf of public companies pursuant to the requirements of Regulation S-T.  The scope of work undertaken by a full-service EDGARizing includes the following:

1.	applying for and maintaining EDGAR access codes;
2.	conversion of document to EDGAR acceptable format;
3.	client approval of EDGARized document; and
4.	electronic filing of the document.

We  offer HTML (Hypertext Markup Language) and unofficial PDF (Portable Document Format) filing service for those clients who prefer their documents to appear similar to their original format.  We use the most current EDGARization software, which allows for filings to be transmitted via the Internet for no fee. Documents prepared by the management of public companies generally require additional work to conform to the requirements of the EDGAR system.  We receive the documents to be EDGARized via email in an electronic format, generally as a PDF, Microsoft Word or Excel formatted file.  In order to convert that document to an HTML document, our personnel take the following steps to prepare a document for filing with the SEC:

1.	Identify the document type to be filed and print the document and open the Edgarizer HTML Software on the desktop.
2.	Open the Contact Manager section of the software and input the new client information. This includes client name, CCC, CIK, password, pass phrase, I.R.S. # and other pertinent information.
3.
Create a new submission information file for the particular filing and input the correct and required information for the particular filing.   For example, a current report on Form 8-K will have correlating item numbers which must be input in advance of EDGARization, as well as a “date of event” field. Exhibits are then added to the newly create submission information file.  The file is then saved.

4.
From this point, the document attachment is opened in its original format and proofed for formatting errors before conversion.  For example, in a document prepared with Microsoft Word, we would do the following:

a.	accept track changes;
b.	turn off track changes;
c.	convert auto numbers;
d.	ensure consistent formatting of the document, such as spacing, underlines, bold, italics, paragraph justification, font size, and font type; and
e.	copy and paste into the newly created submission information file, the main body of the document.
f.
additional steps may be required depending on the quality and type of original documents provided.  PDF documents would require the extra conversion steps using other software programs to allow for it to be appropriately copied into the submission information file.

5.	The Edgarized document is proofed for errors and any necessary formatting corrections are made within the Edgarizer HTML Software.
6.
Financial tables are then converted and adjusted using the” Convert to financial table tool”, within the Edgarizer HTML Software. Once completed, financial tables require time to correct column width, row height, indents, spacing, underlines, and centering. Financial tables can be significantly more complex than text to convert.

7.
Exhibits are opened, proofed in the same manner as above, and pasted into their allotted space within the submission information file.  Exhibits are proofed again for accuracy and corrected as necessary. An exhibit number and style header is added to the top of each exhibit.

8.	Page breaks are added throughout the entire document and page numbers are inserted.
9.	Adjustments are also made to the page numbers of the table of contents, as needed and where applicable.

10.
Finally, the appropriate signature lines are added from within the Edgarizer HTML software toolbar. The appropriate information is then cut and pasted in.  Dates are added and signatures conformed as required.

Clients and Pricing

STC Edgar currently provides Edgarization services for thirty-five reporting companies and approximately four other filers.  The Edgar services provided by STC Edgar are based upon charges in the range of $10.00 to $15.00 per page filed.  This pricing model is believed to be typical in the Edgar filing business, although we believe our prices are lower than those changed by the dominant financial printing companies.

Our Industry

The SEC, through Regulation S-T, established a program for the electronic filing of documents under the Federal Securities Laws, entitled Electronic Data Gathering Analysis and Retrieval (EDGAR).  This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the formerly traditional paper-filing package. This electronic format includes additional submission information and coding “tags” within the document for aid in the SEC’s analysis of the document and retrieval by the public.  EDGAR allows registrants to file and the public to retrieve disclosure information electronically.

The SEC began the development of EDGAR with a pilot program in 1984.  Through a phase-in schedule, the SEC assigned one of ten dates by which all public companies were to start filing disclosure documents through EDGAR operational system, which began April 26, 1993.  All publicly held companies were expected to be required to file disclosure documents through EDGAR by May 1996.  In addition, in 1999, the National Association of Securities Dealers, Inc. mandated that companies that participate on the Over-The-Counter Bulletin Board, an electronic quotation medium, file registration statements with the SEC via EDGAR, and to begin filing periodic filings with the SEC, which significantly increased the number of companies that needed to utilize EDGAR filer services.

In May 1999, the EDGAR system began accepting documents in HTML (Hypertext Markup Language) and unofficial documents in PDF (Portable Document Format).  This modernization of the EDGAR system was intended to make the system more user friendly, and give the documents submitted a look which was closer to that of the original document.  At some point in the future, it is anticipated that the SEC will no longer accept the traditional ASCII documents, and HTML will become the new standard.

The EDGAR system has been enormously successful in making public company information more widely available and increasing transparency in the market place.

Our Target Markets and Marketing Strategy

We believe that our primary target market will consist of small and medium size corporate entities and law firms that desire EDGARizing services for them or their clients.  Our marketing strategy is to promote our services and products and attract businesses to us. Our marketing initiatives will include:

*	establish relationships with industry professionals, such as attorneys and accountants, who can refer customers to us;
*	utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and financially-oriented magazines and special interest magazines;
*	attend industry tradeshows;
*	initiate direct contact with potential customers, and
*	market our services via the Internet.

These activities will be conducted by Mr. Halter initially and later by employed marketing personnel as revenues permit.

Growth Strategy

Our objective is to become one of the dominant providers of EDGARizing services to small cap and micro cap public companies and small to medium size law firms.  Our strategy is to provide clients with competitive pricing, exceptional personal service and reliable quality.  Key elements of our strategy include:

*	increase our relationships with businesses, law firms and accountants;
*	continue and expand our website;
*	provide additional services for businesses and other filers; and
*	pursue relationships with companies that will support our business development.

Our website, www.stcedgar.com, provides a description of our services along with our contact information including our address, telephone number and e-mail address.  Our website also provides prospective customers with relevant information about our pricing and payment options, our filing procedures, frequently asked questions and investor relations.  We will also make available our SEC disclosure filing and press releases on our website.

Our Competition

The EDGARizing services industry in the United States is highly competitive.  The EDGARizing process reformats documents required to be filed with the SEC from files that were originally generated using a variety of word processing and spreadsheet software.  We compete with a variety of companies, many of which have greater financial and other resources than us, or are subsidiaries or divisions of larger organizations.  In particular, the industry is characterized by a small number of large, dominant organizations that perform this service, such as Bowne & Co., Inc., RR Donnelley & Sons Co. and Merrill Corporation, along with corporate entities or law firms that have their own in-house EDGARizing capability.

The major competitive factors in our business are the timeliness and quality of customer service, the quality of finished products and price.  Our ability to compete effectively in providing customer service and quality finished products depends primarily on the level of training of our staff, the utilization of computer software and equipment and the ability to perform the services with speed and accuracy.  We believe we compete effectively in all of these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do, and they may compete more effectively than we can.  If our competitors offer EDGARizing services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations.  Furthermore, many of our competitors are able to obtain more experienced employees than we can.

Government Regulation

We are subject to federal, state and local laws and regulations applied to businesses generally.  We believe that we are in conformity with all applicable laws in all relevant jurisdictions.  We do not believe that we are exposed to liability under any environmental laws and regulations of the United States and the states in which we operate.

Our Research and Development

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

Intellectual Property

We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

EDGARizer is a registered trademark of EDGARfilings, Ltd.  EDGAR is registered trademark of the SEC. Because we use the name or phrase EDGAR in our operating company name and materials, we may need to secure a trademark license issued by EDGARfilings, Ltd.  In the event that we use the name or phrase EDGAR in our materials, we may need to secure a trademark license issued by the SEC.

We own the Internet domain name “www.stcedgar.com”, which we obtained from Securities Transfer Corp.  Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Employees

As of March 22, 2012, we have no full-time employees.  Mr. Kevin Halter, Jr., our president, chief financial officer, secretary and sole director, currently devotes approximately four hours per week of his business time to our operations.  We have no other management personnel.  We currently contract with Securities Transfer Corporation to utilize the surplus capacity of their staff to perform our services at a rate of $1,200 per month.  We paid or accrued approximately $10,800 during the year ended December 31, 2011 for these services.  We do not currently anticipate that we will hire any employees in the foreseeable future unless we significantly increase our client roster and require more personnel time than Securities Transfer Corporation has available.  From time-to-time, we anticipate that we will use the services of other independent contractors and consultants to support our expansion and business development.

Item 1A - Risk Factors

Not applicable.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

Our executive, administrative and operating offices are located at 2591 Dallas Parkway, Suite 102, Frisco Texas 75034.  In connection with the Securities Transfer Corporation’s discontinuing providing EDGAR services and the commencement of our business operations on April 1, 2011, we began to sublease approximately 200 square feet of office space from Securities Transfer Corporation at a cost of $400 per month, which approximates the cost of such space to Securities Transfer Corp, on a month-to-month basis.  We paid or accrued approximately $3,600 during the year ended December 31, 2011 for the use of this space.  We do not have a written lease or sublease agreement with Securities Transfer Corp.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Mine Safety Disclosures

Not applicable to the Company.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Pursuant to a letter from the Financial Industry Regulatory Authority (FINRA) dated January 23, 2012,  the Company’s common stock was cleared for trading on the OTC Bulletin Board and Pink Sheets.  The Company’s equity securities trade under the symbol “SKER”.  Information obtained from market activity reports available on the websites, www.bigcharts.com and www.otcmarkets.com, disclose no trading activity since our approval date for trading through March 20, 2012.  Additionally, there is no published Bid or Ask price on either of these sources.

At March 20, 2012, there were approximately 483 holders of record, exclusive of shares held in street name, of the Company's Common Stock.

Dividends

Since its inception, no dividends have been paid on the Company's common stock.  Future dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, and capital requirements and financial conditions.  The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors.  The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Through the Company’s wholly-owned subsidiary, Edgar, the Company provides EDGARizing services to various commercial and corporate entities.   Our primary service is the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission.  EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission.  These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financing, acquisitions and mergers. We receive our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form.  Neither the Company nor its wholly-owned subsidiary have any past or present  affiliation with the U. S. Securities and Exchange Commission in any manner.

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

Results of Operations

All disclosures in this section relate solely to the operations of STC Edgar, which constitutes 100% of our operations.

The Company had no operating revenue during the period from November 9, 2010 through March 31, 2011.  Effective April 1, 2011, the Company’s wholly-owned subsidiary, STC Edgar, commenced business as a start-up company and took over the closed electronic document filing operations and clients formerly serviced by Securities Transfer Corporation, a related entity controlled by the Company’s President and majority stockholder, Kevin B. Halter, Jr.  No consideration was paid from the Company to Securities Transfer Corporation for the this business.  This action removed the Company from the requirements of reporting as a “development stage company”.

Effective April 1, 2011, the Company’s wholly-owned subsidiary, STC Edgar, commenced business as a start-up company and took over the closed electronic document filing operations and clients formerly serviced by Securities Transfer Corporation, a related entity controlled by the Company’s President and majority stockholder, Kevin B. Halter, Jr.  No consideration was paid from the Company to Securities Transfer Corporation for the this business.  This action removed the Company from the requirements of reporting as a “development stage company”.  This new business operation generated approximately $120,051 in gross revenues, including approximately $99,100 related to fees charged for XBRL processing services.

General and administrative expenses for each of the years ended December 31, 2011 and 2010 were approximately $95,000 and $300, respectively.

During 2011, concurrent with an SEC mandate that all filers provide information pursuant to the XBRL protocol for interactive data files, the Company acted as a broker with an unrelated third-party company to provide these services for the Company’s clients.  The expenses for the year ended December 31, 2011 included approximately $69,000 paid to the unrelated third-party company for these services.

All other expenses, aggregating approximately $26,000, for the year ended December 31, 2011 were directly related to the provision of EDGAR services to various publicly held companies, including an aggregate $14,400 paid or accrued to Securities Transfer Corporation for office space and personnel usage.

It is anticipated that future expenditure levels will remain relatively constant, if not increase, as the Company’s business expands and matures.

Earnings per share for the respective years ended December 31, 2011 and 2010 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

Liquidity and Capital Resources

At December 31, 2011 and 2010, respectively, the Company had working capital of approximately $21,000 and $1,000, respectively.

It is the belief of management and significant stockholders that current operations will provide sufficient working capital necessary to support future operations and preserve the integrity of the corporate entity.  In the event that future operations do not provide sufficient working capital or that additional working capital is required, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, in the event that additional funds are required, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder or other currently unidentified external sources to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital.

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

Our significant accounting policies are summarized in Note E of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2011.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Kevin B. Halter, Jr.	51	Chairman, President,
		Chief Executive and Financial
		Officer and Sole Director

Kevin B. Halter Jr. - Kevin B, Halter, Jr., age 51, has served as our sole officer and director since November 9, 2010.  Mr. Halter manages all aspects of our operations, including marketing and sales of our services and is primarily responsible for implementing our business plan.  Mr. Halter has been President and sole stockholder of Securities Transfer Corporation, an SEC registered stock transfer company, since 1987.  Additionally, since 1987, Mr. Halter has been the President and a Director of Halter Capital Corporation.  From 1994 until July 28, 2010, Mr. Halter served as Vice President and a Director of Millennia, Inc., a diversified management company engaged, through its affiliates and subsidiaries. in various businesses.  Millennia, Inc.’s primary business was to acquire and operate business operations through affiliates and subsidiaries and to provide management expertise to the affiliates and subsidiaries. Consequently, Millennia, Inc. has never had any operations of its own that were not part of one of its affiliates and/or subsidiaries.  From February 21, 2006 until February 5, 2008, he was President and a Director of Rub A Dub Soap, Inc., now known as Sentaida Tire Company Limited.  From December 10, 2010 until January 16, 2011, he was the President, Secretary and Director of Ventura Assets Limited, a reporting company that provides unclaimed property location services to the public and businesses.

On March 3, 2011, in Administrative Proceeding File No. 3-14285 - In the Matter of Securities Transfer Corporation (STC) and Kevin Halter, Jr., an agreed order was entered censuring STC and requiring STC to retain a consultant to review all internal systems and recommend procedures to safeguard the funds and securities of its customers on deposit and to submit to continuing oversight review by such consultant.  STC was fined $10,000, and Kevin Halter, Jr. was suspended for three months from associating in a supervisory capacity with a transfer agent, broker-dealer or investment advisor.  Such order arose from a situation in which a former financial officer of STC commingled funds of STC and of its clients.

Mr. Halter is qualified to serve as our officer and director because of his years of experience in the management of several reporting companies and his special expertise in the Edgar filing business through his ownership of Securities Transfer Corp.

The following table identifies those companies with which Mr. Halter has been affiliated during the past five years whose securities were registered under the ‘34 Acct.  The table also details Mr. Halter’s prior and present involvement with each referenced company and the status of each company’s business operations immediately after the change of control.  The business descriptions provided below were derived from the respective entities’ periodic reports as filed with the SEC as a result of the change of control.

Mr. Halter was not affiliated with any of the operating businesses prior to the consummation of the reverse merger transaction and resigned as an officer and  director upon consummation of the transaction.  After each merger transaction, Mr. Halter did not participate in the management of any of the companies and ceased being a principal stockholder.  As noted in the table below Mr. Halter sold, in some cases, all or a portion of his securities in such companies after the change in  control.  Mr. Halter has also sold such securities for cash in open market transactions.

Mr. Halter is no longer a controlling stockholder, officer or director of any of the below listed entities and his involvement terminated upon the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly owned.  In most instances, when a business combination was transacted with one of these companies, that entity was required to file a current Report on Form 8-K describing the transaction.  We refer the reader to the respective Form 8-K, if filed, for any of the companies listed below for detailed information concerning the business combination entered into by that company.
		Year combination
		transaction
Entity	File/CIK #	occurred

Ventura Assets Limited	081010632	2011
Sentaida Tire Company Limited
(formerly Rub A Dub Soap, Inc.)	027421799	2008
Millennia, Inc.	001-12572	N/A

There is no family relationship between any of our officers or directors.  There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Audit Committee Financial Expert

We do not have a standing audit committee.  The functions of the Audit Committee are currently assumed by our board of directors. It is unlikely that we would be able to attract an independent financial expert to serve on our board of directors at this stage of our development.  In order to entice such a director to join our board of directors, we would probably need to acquire directors’ errors and omission liability insurance and provide some form of meaningful compensation to such a director; both of which we are unable to afford at this time.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2011, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities; however, on March 3, 2011, in Administrative Proceeding File No. 3-14285 - In the Matter of Securities Transfer Corporation (STC) and Kevin Halter, Jr., an agreed order was entered censuring STC and requiring STC to retain a consultant to review all internal systems and recommend procedures to safeguard the funds and securities of its customers on deposit and to submit to continuing oversight review by such consultant.  STC was fined $10,000, and Kevin Halter, Jr. was suspended for three months from associating in a supervisory capacity with a transfer agent, broker-dealer or investment advisor.  Such order arose from a situation in which a former financial officer of STC commingled funds of STC and of its clients.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

The Company has not adopted a code of ethics.  Since the Company has no employees and one person serving as both sole director and sole executive and financial officer, a code of ethics would have no practical benefit due to the lack of any meaningful reporting or accountability process.

Item 11 - Executive Compensation

Executive Officers

No officer or director has received any compensation from us.  Until we consummate a business combination, it is not anticipated that any officer or director will receive compensation from us.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Our board of directors appoints our executive officers to serve at the discretion of the board.  Kevin B. Halter, Jr. is our sole officer and director.  Our directors receive no compensation from us for serving on the board.  Until we consummate a business combination, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Executive Compensation

Kevin B. Halter, Jr. has not received any compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director.  The current management and oversight of the Company requires less than four (4) hours per month.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin B. Halter, Principal Executive Officer	2011 2010 2009	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-
The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Kevin B. Halter, Jr. (4)	9,500,000	95.00%

Directors and officers as a group	9,500,000	95.00%
(1 person)

(1)	On March 20, 2012, there were 10,025,034 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)
Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the  person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the  voting of the security, or (b) the investment power, which includes the power to dispose,  or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security.  Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person on December 31, 2011 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 10,025,034 shares of common stock outstanding on December 31, 2011, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Halter is our sole officer, including President, and sole director. Mr. Halter’s address is 2591 Dallas Parkway, Suite 102, Frisco, TX 75034.

Changes in Control

None.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

We currently contract with Securities Transfer Corporation to utilize the surplus capacity of their staff to perform our services at a rate of $1,200 per month.  We do not currently anticipate that we will hire any employees in the foreseeable future unless we significantly increase our client roster and require more personnel time than Securities Transfer Corporation has available.  From time-to-time, we anticipate that we will use the services of other independent contractors and consultants to support our expansion and business development.

We sublease approximately 200 square feet of office space for our executive, administrative and operating offices from Securities Transfer Corporation’s at a cost of $400 per month, which approximates the cost of such space to Securities Transfer Corp, on a month-to-month basis.

We paid or accrued an aggregate $14,400 in expenses related to the above mentioned arrangements.

We do not have a written lease or sublease agreement with Securities Transfer Corporation for either of the above situations.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

During the year ended December 31, 2011, the Company received approximately 24.95% of gross revenues from entities either controlled by or affiliated with HFG or HFI.

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as previously discussed.

Director Independence

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees	$9,045	$-
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-

Totals	$9,045	$-

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee.  However, the entire Board of Directors (Board) is the Company's defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits and Financial Statement Schedules

Exhibit     Description

2.1            Stock Exchange Agreement (*)
3.1            Articles of Incorporation (*)
3.2            Bylaws (*)
4.1            Specimen Stock Certificate (*)
31.1          Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1          Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101           Interactive data files pursuant to Rule 405 of Regulation S-T.

(*)	Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-54275) on February 15, 2011.

(Financial statements follow starting at page F-1)

SMSA Kerrville Acquisition Corp. and Subsidiary

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheet as of December 31, 2011 and 2010	F-3

Consolidated Statement of Operations and Comprehensive Loss
for the year ended December 31, 2011 and for the period
from November 9, 2010 (date of inception) through December 31, 2010	F-4

Consolidated Statement of Changes in Stockholders' Equity
for the period from November 9, 2010 (date of inception)
through December 31, 2011	F-5

Consolidated Statement of Cash Flows
for the year ended December 31, 2011 and for the period
from November 9, 2010 (date of inception) through December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Kerrville Acquisition Corp.

We have audited the accompanying consolidated balance sheet of SMSA Kerrville Acquisition Corp. (a Nevada corporation) and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2011 and for the period from November 9, 2010 (date of inception) through December 31, 2010.  These consolidated financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SMSA Kerrville Acquisition Corp. and Subsidiary as of December 31, 2011 and 2010 and the results of its consolidated operations and cash flows for the year ended December 31, 2011 and for the period from November 9, 2010 (date of inception) through December 31, 2010, in conformity with generally accepted accounting principles generally accepted in the United States of America.

/s/ S. W. Hatfield CPA
S. W. HATFIELD, CPA
Dallas, Texas
March 22, 2012

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash on hand and in bank	$28,669	$1,000
Accounts receivable - trade	288	-
Prepaid expenses to related party	400	-

Total current assets	29,357	1,000

Total Assets	$29,557	$1,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable to related party	$3,400	$-
Accrued interest payable to officer	1,184	-
Accrued federal income taxes payable	3,480	-

Total current liabilities	8,064	-

Total Liabilities	8,064	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,025,034 shares issued and outstanding	10,025	10,025
Additional paid-in capital	(8,475)	(8,475)
Retained earnings (Deficit)	20,043	(300)

Total Stockholders' Equity	21,293	1,000

Total Liabilities and Stockholders’ Equity	$29,357	$1,000

The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
Year ended December 31, 2011 and
Period from November 9, 2010 (date of inception) through December 31, 2011

		Period from
		November 9, 2010
		(date of inception)
	Year ended	through
	December 31,	December 31,
	2011	2010

Revenues	$120,051	$-

Operating expenses
Service bureau fees	69,285	-
Professional fees	11,055	-
Contract personnel costs paid to related party	10,800	-
Occupancy costs paid to related party	3,600	-
Other general and administrative costs	584	300

Total operating expenses	95,344	300

Income (Loss) from operations	24,707	(300)

Other income (expense)
Interest expense to officer/stockholder	(1,184)	-

Income (Loss) before provision for income taxes	23,523	(300)

Provision for income taxes	(3,480)	-

Net Income (Loss)	20,043	(300)

Other comprehensive income	-	-

Comprehensive Income (Loss)	$20,043	$(300)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil	nil

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,025,034	10,025,034

The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 9, 2010 (date of inception) through December 31, 2011

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Common stock of SMSA Kerrville
Acquisition Corp. issued pursuant
to the plan of reorganization at
bankruptcy settlement date on
August 1, 2007 (par value $0.001)	525,034	$525	$475	$-	$1,000

Stock issued at formation of
STC Edgar, Inc. (par value $1.00)
on November 9, 2010	1,000	1,000	-	-	$1,000

Net effect of share exchange agreement
between SMSA Kerrville Acquisition
Corp. and STC Edgar, Inc. on
December 15, 2010	9,499,000	8,500	(9,200)	-	(700)

Net loss for the period from
November 9, 2010 (date of
inception) through December 31,
2010	-	-	-	(300)	(300)

Balances at December 31, 2010	10,025,034	10,025	(8,725)	(300)	1,000

Net income for the year	-	-	-	20,043	20,043

Balances at December 31, 2011	10,025,034	$10,025	$(8,725)	$19,743	$21,293

The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statements of Cash Flows
Year ended December 31, 2011 and
Period from November 9, 2010 (date of inception) through December 31, 2010

		Period from
		November 9, 2010
		(date of inception)
	Year ended	through
	December 31,	December 31,
	2011	2010
Cash Flows from Operating Activities
Net income (loss) for the period	$20,043	$(300)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-
(Increase) Decrease in
Accounts receivable - trade	(288)	-
Prepaid expenses to related party	(400)	-
Increase (Decrease) in
Accounts payable to related party	3,400	-
Accrued interest payable to officer/stockholder	1,184	-
Accrued federal income taxes payable	3,480	-

Net cash provided by operating activities	27,419	(300)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from short term loan payable from officer/stockholder	25,000	-
Repayment of short term loan payable from officer/stockholder	(25,000)	-
Capital contributed to support operations	250	-
Sale of common stock at the formation of STC Edgar, Inc.	-	1,000
Cash contributed for the formation of STC Edgar, Inc.	-	300

Net cash provided by financing activities	250	1,300

Increase in Cash	27,669	1,000

Cash at beginning of period	1,000	-

Cash at end of period	$28,669	$1,000

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

Note D - Related Party Transactions and Conflicts of Interest

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

Approximately 24.95% of the Company’s gross revenues during the year ended December 31, 2011 were received from entities controlled by or affiliated with HFG or HFI.

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

Subsequent to the December 15, 2010 transaction date, the Company and it’s current controlling stockholder, Kevin Halter, Jr., agreed that additional funds were necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and commence operations under the Company’s business plan.  To this end, in February 2011, Mr. Halter loaned the Company $25,000 through a loan agreement bearing interest at 6.0% with the note being due upon demand.  This loan was repaid in November 2011 from funds generated through operating activities.  The Company accrued approximately $1,164 in interest payable which remains unpaid as of the release date of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
December 31, 2011 and 2010

Note D - Related Party Transactions and Conflicts of Interest - Continued

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan.  Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and administrative support in the operation of our business plan, totaling approximately $14,400.

Note E - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Accounts receivable

In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States.  Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible.  In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

The Company charges all customers on an “as-completed” project basis with virtually all projects being completed in 1 working day or less.  Accordingly, revenue is recognized by the Company at the point at which the project is transmitted to the U. S. Securities and Exchange Commission.  The Company then has no remaining performance obligations, management is of the opinion that collection is reasonably assured and the Company’s services do not allow for any no right of return on the part of the customer.

3.	Reorganization costs

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

4.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company does not anticipate any examinations of any tax returns filed since the Company’s inception in 2010.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
December 31, 2011 and 2010

Note E - Summary of Significant Accounting Policies - Continued

5.	Income (Loss) per share

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

As of December 31, 2011 and 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

6.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note F - Fair Value of Financial Instruments

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

Note G - Income Taxes

The components of income tax (benefit) expense for the year ended December 31, 2011 and for the period from November 9, 2010 (date of inception) through December 31, 2010 is as follows:

		Period from
		November 9, 2010
		(date of inception)
	Year ended	through
	December 31,	December 31,
	2011	2010
Federal:
Current	$3,480	$-
Deferred	-	-
	3,480
State:
Current	-	-
Deferred	-	-
	-	-

Total	$3,480	$-

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
December 31, 2011 and 2010

Note G - Income Taxes - Continued

As of December 31, 2011, the Company has no net operating loss carryforwards.  The amount and availability of any future net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for the year ended December 31, 2011 and for the period from November 9, 2010 (date of inception) through December 31, 2010 varied from the statutory rate of 34% as follows:

		Period from
		November 9, 2010
		(date of inception)
	Year ended	through
	December 31,	December 31,
	2011	2010

Statutory rate applied to income before income taxes	$8,000	$(100)

Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Effect of net operating loss carryforward rules	(100)	100
Other, including use of graduated tax brackets
allocated between taxpayers under common control	(4,420)	-

Income tax expense	$3,480	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2011 and 2010, relates solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$-	$100
Less valuation allowance	-	(100)

Net Deferred Tax Asset	$-	$-

During the year ended December 31, 2011 and for the period from November 9, 2010 (date of inception) through December 31, 2010, the valuation allowance for the deferred tax asset increased (decreased) by approximately $(100)and $100, respectively.

Note H - Capital Stock Transactions

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
December 31, 2011 and 2010

Note H - Capital Stock Transactions - Continued

Based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 525,034 shares of the Company’s “new” common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

Effective May 3, 2010, HFG transferred its 400,000 Plan Shares to Halter Financial Investments, L.P. (HFI),  a Texas limited partnership controlled by Timothy P. Halter, who is also the controlling officer of HFG.

On December 15, 2010, the Company, STC Edgar, Inc. (Edgar) and the individual stockholders of Edgar entered into a “Share Exchange Agreement” (Exchange Agreement) whereby the stockholders of Edgar exchanged 100.0% of the issued and outstanding stock of Edgar for 9,500,000 shares of restricted, unregistered common stock of the Company.  Edgar then became a wholly-owned subsidiary of the Company.

Note I - Subsequent Events

Management has evaluated all activity of the Company through March 22, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to consolidated financial statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2012	SMSA Kerrville Acquisition Corp.

Kevin B. Halter, Jr.
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 22, 2012	SMSA Kerrville Acquisition Corp.

Kevin B. Halter, Jr.
President, Chief Executive Officer
Chief Financial Officer and Director