Form 10-Q
period 2012-03-31
SMSA KERRVILLE ACQUISITION CORP.
filed 2012-05-10
CIK 1512693

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

(972) 963-0001
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☐   NO  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 10, 2012: 10,025,034

Transitional Small Business Disclosure Format (check one):     YES ☐  NO  ☒

SMSA Kerrville Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2012

Part I - Financial Information
Item 1 - Financial Statements

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$18,262	$28,669
Accounts receivable
Trade	10,339	288
Federal income taxes	405	-
Prepaid expenses to related party	1,981	400

Total current assets	30,987	29,357

Total Assets	$30,987	$29,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable to related party	$7,000	$3,400
Accrued interest payable to officer	1,184	1,184
Accrued federal income taxes payable	-	3,480

Total current liabilities	8,184	8,064

Total Liabilities	8,184	8,064

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,025,034 shares issued and outstanding	10,025	10,025
Additional paid-in capital	(8,475)	(8,475)
Retained earnings (Deficit)	21,253	20,043

Total Stockholders' Equity	22,803	21,293

Total Liabilities and Stockholders’ Equity	$30,987	$29,357

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
Three months ended March 31, 2012 and 2011

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011

Revenues	$17,806	$-

Operating expenses
Service bureau fees	-	-
Professional fees	5,815	4,315
Contract personnel costs	3,600	-
Occupancy costs paid to related party	1,200	-
Other general and administrative costs	5,416	284

Total operating expenses	16,031	4,599

Income (Loss) from operations	1,775	(4,599)

Other income (expense)
Interest expense to officer/stockholder	-	(185)

Income (Loss) before provision for income taxes	1,775	(4,784)

Provision for income taxes	(265)	-

Net Income (Loss)	1,510	(4,784)

Other comprehensive income	-	-

Comprehensive Income (Loss)	$1,510	$(4,784)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil	nil

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,025,034	10,025,034

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three months ended March 31, 2012 and 2011

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011
Cash Flows from Operating Activities
Net income (loss) for the period	$1,510	$(4,784)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-
(Increase) Decrease in
Accounts receivable
Trade	(10,051)	-
Federal income taxes	(405)	-
Prepaid expenses to related party	400	-
Prepaid expenses - other	(1,981)	-
Increase (Decrease) in
Accounts payable to related party	3,600	-
Accrued interest payable to officer/stockholder	-	185
Accrued federal income taxes payable	(3,480)	-

Net cash provided by operating activities	(10,407)	(4,599)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from short term loan payable from officer/stockholder	-	25,000
Repayment of short term loan payable from officer/stockholder	-	-
Capital contributed to support operations	-	250

Net cash provided by financing activities	-	25,250

Increase in Cash	(10,407)	20,651

Cash at beginning of period	28,669	1,000

Cash at end of period	$18,262	$21,651

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$4,150	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and December 31, 2011

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

Note B - Preparation of Financial Statements

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

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

Note C - Related Party Transactions and Conflicts of Interest

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

Approximately 14.97% and 24.95% of the Company’s gross revenues during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, were received from entities controlled by or affiliated with HFG or HFI.

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

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan.  Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and administrative support in the operation of our business plan, totaling approximately $4,800 and $14,400 for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note D - Summary of Significant Accounting Policies

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note D - Summary of Significant Accounting Policies - Continued

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

As of March 31, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

6.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note E - Fair Value of Financial Instruments

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

Note F - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2012 and 2011, respectively, is as follows:

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011

Federal:
Current	$265	$-
Deferred	-	-
	265	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$265	$-

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note F - Income Taxes - Continued

As of March 31, 2012, the Company has no net operating loss carryforwards.  The amount and availability of any future net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for the three months ended March 31, 2012 and 2011, respectively, varied from the statutory rate of 34% as follows:

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011

Statutory rate applied to
income before income taxes	$600	$(1,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-
Other, including the application
of a net operating loss carryforward
and the effect of graduated tax brackets	(335)	1,600

Income tax expense	$265	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2012 and December 31, 2011, respectively, relates solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

	March 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$-	$-
Less valuation allowance	-	-

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2012 and the year ended December 31, 2011, the valuation allowance for the deferred tax asset increased (decreased) by approximately $-0- and $(100), respectively.

Note G - Capital Stock Transactions

On December 15, 2010, the Company, STC Edgar, Inc. (Edgar) and the individual stockholders of Edgar entered into a “Share Exchange Agreement” (Exchange Agreement) whereby the stockholders of Edgar exchanged 100.0% of the issued and outstanding stock of Edgar for 9,500,000 shares of restricted, unregistered common stock of the Company.  Edgar then became a wholly-owned subsidiary of the Company.

Note H - Subsequent Events

Management has evaluated all activity of the Company through May 10, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to consolidated financial statements.

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

The Company received revenue of approximately $17,800 and $-0- during the three months ended March 31, 2012 and 2011, respectively.  Prior to April 1, 2011, the Company had no operations, revenue or revenue sources.  Effective with all ‘34 Act filings as of and after June 30, 2011, the SEC required interactive data files prepared using XBRL (as defined in the appropriate Regulations) to be filed as an exhibit to a Registrant’s financial statements.  To facilitate this new requirement, Edgar engaged the services of a subcontract service bureau.  This situation is responsible for the significant increase in revenues during the 3rd quarter of Calendar 2011 and the related corresponding expenses.  These fees are seasonal and are not anticipated to recur until the same time in the following year.

General and administrative expenses for the respective three month periods ended March 31, 2012 and 2011 were approximately $16,031 and $4,600, respectively.  The 2012 expenses include all ordinary operating costs related to the Company’s operations, including approximately $4,800 paid or accrued to Securities Transfer Corporation for personnel and administrative costs.  The approximate $4,600 in 2011 expenses relate, principally, to professional fees and services related to the Company’s Form 10 filing.

It is anticipated that the Company’s operations, by quarter, should become more comparable and reflective of current and future trends with the passage of time and maturation of the Company’s operations.  Further, it is anticipated that future revenue and expenditure levels may fluctuate as the Company’s business plan matures.

Earnings per share for the three months ended March 31, 2012 and 2011, respectively, were approximately $0.00 and $(0.00) based on the weighted-average shares issued and outstanding.

(4)	Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, the Company had working capital of approximately $22,800 and $(3,500), respectively.

The Company’s current business operations consist of providing the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission (SEC) electronically through EDGAR, the Commission's Electronic Data Gathering, Analysis, and Retrieval system.  The Company is not and has never been affiliated with the U.S. Securities and Exchange Commission in any manner.

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

Approximately 8.145 and 24.95% of the Company’s gross revenues during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, were received from entities controlled by or affiliated with HFG or HFI.

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

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan.  Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and administrative support in the operation of our business plan, totaling approximately $4,800 and $14,400 for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

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

Our significant accounting policies are summarized in Note D of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4 - Mine Safety Disclosures
None

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

SMSA Kerrville Acquisition Corp.

Dated: May 10, 2012	/s/ Kevin B. Halter, Jr.
Kevin B. Halter, Jr.
President, Chief Executive Officer,
Chief Financial Officer and Sole Director