Form 10-Q
period 2012-06-30
SMSA KERRVILLE ACQUISITION CORP.
filed 2012-08-14
CIK 1512693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:July 19, 2012: 10,025,034

Transitional Small Business Disclosure Format (check one):    YES ☐   NO ☒

SMSA Kerrville Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2012

Part I - Financial Information
Item 1 - Financial Statements

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$18,348	$28,669
Accounts receivable
Trade	49,171	288
Federal income taxes	-	-
Prepaid expenses
Trade	1,387	-
Related party	-	400

Total current assets	68,906	29,357

Total Assets	$68,906	$29,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable
Trade	$37,500	$-
Related party	3,400	3,400
Accrued interest payable to officer	20	1,184
Accrued federal income taxes payable	435	3,480

Total current liabilities	41,355	8,064

Total Liabilities	41,355	8,064

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,025,034 shares issued and outstanding	10,025	10,025
Additional paid-in capital	(8,475)	(8,475)
Retained earnings (Deficit)	26,001	20,043

Total Stockholders' Equity	27,551	21,293

Total Liabilities and Stockholders’ Equity	$68,906	$29,357

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2012 and 2011

(Unaudited)

	Six	Six	Three	Three
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues	$72,272	$32,630	$54,466	$32,630

Operating expenses
Service bureau fees	39,300	-	39,300	-
Professional fees	9,315	8,455	3,500	4,140
Contract personnel costs	7,200	3,600	3,600	3,600
Occupancy costs paid to related party	2,800	1,200	1,200	1,200
Other general and administrative costs	6,294	284	1,278	-

Total operating expenses	64,909	13,539	48,878	8,940

Income (Loss) from operations	7,363	19,091	5,588	23,690

Other income (expense)
Interest expense to officer/stockholder	-	(559)	-	(374)

Income (Loss) before provision for income taxes	7,363	18,532	5,588	23,316

Provision for income taxes	(1,105)	(3,450)	(840)	(3,450)

Net Income (Loss)	6,258	15,082	4,748	19,866

Other comprehensive income	-	-	-	-

Comprehensive Income (Loss)	$6,258	$15,082	$4,748	$19,866

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil	nil	nil	nil

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,025,034	10,025,034	10,025,034	10,025,034

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statements of Cash Flows
Six months ended June 30, 2012 and 2011

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2012	2011
Cash Flows from Operating Activities
Net income (loss) for the period	$72,212	$15,082
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-
(Increase) Decrease in
Accounts receivable
Trade	(48,883)	-
Federal income taxes	-	-
Prepaid expenses to related party	(400)	-
Prepaid expenses - other	(487)	(12,199)
Increase (Decrease) in
Accounts payable
Trade	37,500	-
Related party	-	3,600
Accrued interest payable to officer/stockholder	(1,164)	559
Accrued federal income taxes payable	(3,045)	3,450

Net cash provided by operating activities	(10,321)	10,492

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from short term loan payable from officer/stockholder	-	25,000
Repayment of short term loan payable from officer/stockholder	-	-
Capital contributed to support operations	-	250

Net cash provided by financing activities	-	25,250

Increase in Cash	(10,321)	35,742

Cash at beginning of period	28,669	1,000

Cash at end of period	$18,348	$36,742

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$1,164	$-
Income taxes paid during the period	$4,150	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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

Approximately 2.35% and 24.95% of the Company’s gross revenues during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, were received from entities controlled by or affiliated with HFG or HFI.

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

Subsequent to the December 15, 2010 transaction date, the Company and it’s current controlling stockholder, Kevin Halter, Jr., agreed that additional funds were necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and commence operations under the Company’s business plan.  To this end, in February 2011, Mr. Halter loaned the Company $25,000 through a loan agreement bearing interest at 6.0% with the note being due upon demand.  This loan was repaid in November 2011 from funds generated through operating activities.  The Company accrued approximately $1,184 in interest payable of which $1,164 was repaid during the quarter ended June 30, 2012.

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan.  Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and administrative support in the operation of our business plan, totaling approximately $9,600 and $14,400 for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
June 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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
June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2012 and 2011, respectively, is as follows:

	Six months	Six months
	ended	ended
	June 30	June 30
	2012	2011

Federal:
Current	$1,105	$3,450
Deferred	-	-
	1,105	3,450
State:
Current	-	-
Deferred	-	-
	-	-

Total	$1,105	$3,450

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note F - Income Taxes - Continued

As of June 30, 2012, the Company has no net operating loss carryforwards.  The amount and availability of any future net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for the six months ended June 30, 2012 and 2011, respectively, varied from the statutory rate of 34% as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2012	2011

Statutory rate applied to income before income taxes	$2,500	$6,300

Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Effect of net operating loss carryforward rules	-	(1,600)
Other, including use of graduated tax brackets
allocated between taxpayers under common control	(1,395)	1,300

Income tax expense	$1,105	$3,450

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2012 and December 31, 2011, respectively, relates solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

	June 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$-	$-
Less valuation allowance	-	-

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2012 and the year ended December 31, 2011, the valuation allowance for the deferred tax asset increased (decreased) by approximately $-0- and $(100), respectively.

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

Note H - Subsequent Events

Management has evaluated all activity of the Company through July 19, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

1)	Caution Regarding Forward-Looking Information

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

The Company recognized revenue of approximately $72,300 and $32,600 during the six months ended June 30, 2012 and 2011, respectively.  Prior to April 1, 2011, the Company had no operations, revenue or revenue sources.  Effective with all ‘34 Act filings as of and after June 30, 2011, the SEC required interactive data files prepared using XBRL (as defined in the appropriate Regulations) to be filed as an exhibit to a Registrant’s financial statements.  To facilitate this new requirement, Edgar engaged the services of a subcontract service bureau.  This situation was responsible for the significant increase in revenues during the 3rd quarter of Calendar 2011 and the related corresponding expenses.  These fees are seasonal in nature with billings occurring,  generally, between May and July on an annual basis.

General and administrative expenses for the respective six month periods ended June 30, 2012 and 2011 were approximately $64,900 and $13,500, respectively.  The 2012 expenses include all ordinary operating costs related to the Company’s operations, including approximately $9,600 paid or accrued to Securities Transfer Corporation for personnel and administrative costs and approximately $39,500 for accrued subcontract service bureau fees to correspond to May billings for the related services.  The approximate $13,500 in 2011 expenses include approximately $8,500 for professional fees and services related to the Company’s Form 10 filing and approximately $4,800 paid or accrued to Securities Transfer Corporation for personnel and administrative costs.

It is anticipated that the Company’s operations, by quarter, should become more comparable and reflective of current and future trends with the passage of time and maturation of the Company’s operations.  Further, it is anticipated that future revenue and expenditure levels may fluctuate as the Company’s business plan matures.

Earnings per share for the six months ended June 30, 2012 and 2011, respectively, were approximately $0.00 and $0.00 based on the weighted-average shares issued and outstanding.

(4)	Liquidity and Capital Resources

At June 30, 2012 and December 31, 2011, the Company had working capital of approximately $27,500 and $(3,500), respectively.

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

Approximately 2.35% and 24.95% of the Company’s gross revenues during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, were received from entities controlled by or affiliated with HFG or HFI.

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

Subsequent to the December 15, 2010 transaction date, the Company and it’s current controlling stockholder, Kevin Halter, Jr., agreed that additional funds were necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and commence operations under the Company’s business plan.  To this end, in February 2011, Mr. Halter loaned the Company $25,000 through a loan agreement bearing interest at 6.0% with the note being due upon demand.  This loan was repaid in November 2011 from funds generated through operating activities.  The Company paid approximately $1,164 in interest payable during the quarter ended June 30, 2012.

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan.  Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and administrative support in the operation of our business plan, totaling approximately $9,600 and $14,400 for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Kerrville Acquisition Corp.

Dated: August 14, 2012	/s/ Kevin B.Halter, Jr.
Kevin B. Halter, Jr.
President, Chief Executive Officer,
Chief Financial Officer and Sole Director