Form 10-Q/A
period 2012-06-30
SMSA KERRVILLE ACQUISITION CORP.
filed 2012-08-17
CIK 1512693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to SMSA Kerrville Acquisition Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a). (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 14, 2012).

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 14, 2012).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Kerrville Acquisition Corp.

Dated: August 17, 2012	/s/ Kevin B.Halter, Jr.
Kevin B. Halter, Jr.
President, Chief Executive Officer,
Chief Financial Officer and Sole Director