Form 10-Q
period 2012-09-30
SMSA KERRVILLE ACQUISITION CORP.
filed 2012-11-19
CIK 1512693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-54275

SMSA Kerrville Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-3924073
(State of incorporation)	(IRS Employer ID Number)

D2-6F #219 Minquan Road, New Taipei, Dan-Shu District #25159, Taipei, Taiwan
17700 Castleton Street, Suite 558, City of Industry, California 91748
(Address of principal executive offices)

(626) 215-8215
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:November 19, 2012: 10,025,034

Transitional Small Business Disclosure Format (check one):    YES ☐   NO ☒

SMSA Kerrville Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2012

Table of Contents

Part I - Financial Information
Item 1 - Financial Statements

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$-	$28,669
Accounts receivable - Trade	-	288
Prepaid expenses - Related party	-	400

Total current assets	-	29,357

Total Assets	$-	$29,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable
Trade	$-	$-
Related party	-	3,400
Accrued interest payable to officer	-	1,184
Accrued federal income taxes payable	890	3,480

Total current liabilities	890	8,064

Total Liabilities	890	8,064

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,025,034 shares issued and outstanding	10,025	10,025
Additional paid-in capital	(8,475)	(8,475)
Retained earnings (Deficit)	(2,440)	20,043

Total Stockholders' Equity	(890)	21,593

Total Liabilities and Stockholders’ Equity	$-	$29,657

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statement of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2012 and 2011

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Operating expenses	-	-	-	-

Income (Loss) from operations	-	-	-	-

Other income (expense)
Interest expense to officer	-	(937)	-	(378)

Loss from continuing operations
before provision for income taxes		(937)		(378)

Provision for income taxes	-	-	-	-

Loss from continuing operations	-	(937)	-	(378)

Discontinued operations,
net of income taxes
Income (Loss)from discontinued
operations, net of provision
(benefit)for income taxes of
$1,560, $2,100, $455 and
$(1,350), respectively	8,807	13,210	2,549	(2,431)

Income (Loss) from
discontinued operations	8,807	13,210	2,549	(2,431)

Other comprehensive income	-	-	-	-

Comprehensive Income (Loss)	$8,807	$12,273	$2,549	$(2,809)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted
From continuing operations	nil	nil	nil	nil
From discontinued operations	nil	nil	nil	nil
Total	nil	nil	nil	nil

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,025,034	10,025,034	10,025,034	10,025,034

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 9, 2010 (date of inception) through September 30, 2012

(Unaudited)

			Additional
	Common Stock		paid-in	Retained
	Shares	Amount	capital	earnings	Total
Common stock of SMSA Kerrville
Acquisition Corp. issued pursuant
to the plan of reorganization at
bankruptcy settlement date on
August 1, 2007 (par value $0.001)	525,034	$525	$475	$-	$1,000

Stock issued at formation of
STC Edgar, Inc. (par value $1.00)
on November 9, 2010	1,000	1,000	-	-	1,000

Net effect of share exchange agreement
between SMSA Kerrville Acquisition
Corp. and STC Edgar, Inc. on
December 15, 2010	9,499,000	8,500	(9,200)	-	(700)

Net loss for the period from
November 9, 2010 (date of
inception) through December 31,
2010	-	-	-	(300)	(300)

Balances at December 31, 2010	10,025,034	10,025	8,725)	(300)	1,000

Capital contributed
to support operations	-	-	250	-	250

Net income for the year	-	-	-	20,043	20,043

Balances at December 31, 2011	10,025,034	10,025	(8,475)	19,743	21,293

Dividend of STC Edgar, Inc. to
former controlling shareholder	-	-	-	(30,990)	(30,990)

Net income for the nine months
ended September 30, 2012	-	-	-	8,807	8,807

Balances at September 30, 2012	10,025,034	$10,025	$(8,475)	$(2,440)	$(890)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Consolidated Statement of Cash Flows
Nine months ended September 30, 2012 and 2011

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2012	2011
Cash Flows from Operating Activities
Net income for the period	$8,807	$12,273
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-
Bad debt expense	4,007	-
(Increase) Decrease in
Accounts receivable	(13,153)	-
Prepaid expenses	(392)	-
Increase (Decrease) in
Accounts payable
Related Party	(3,400)	7,200
Trade	1,500	-
Accrued income taxes payable	(2,590)	2,100
Accrued interest payable to officer	(1,184)	937

Net cash provided by operating activities	(6,405)	22,510

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received on loan from officer	-	25,000
Capital contributed to support operations	-	250
Sale of common stock at the formation of STC Edgar, Inc.	-	-
Cash contributed for the formation of STC Edgar, Inc.	-	-
Cash of STC Edgar, Inc. distributed at transfer in August 2012	(22,264)	-

Net cash provided by financing activities	(22,264)	25,250

Increase in Cash	(28,669)	47,760

Cash at beginning of period	28,669	1,000

Cash at end of period	$-	$48,760

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$1,184	$-
Income taxes paid during the period	$4,550	$-

Supplemental Disclosure of
Non-cash Investing and Financing Activities
Dividend of non-cash assets at distribution of
STC Edgar, Inc.	$10,226	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2012 and December 31, 2011

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

Through the Company’s wholly-owned subsidiary, Edgar, the Company provided EDGARizing services to various commercial and corporate entities.   Our primary service was the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission.  EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission.  These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. We received our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form.  Neither the Company nor its wholly-owned subsidiary have any past or present  affiliation with the U. S. Securities and Exchange Commission in any manner.

On August 9, 2012, our Chief Executive Officer, Director and controlling stockholder, Kevin B. Halter Jr. (Halter, Jr.), sold 8,020,028 shares to Jonathan Chen (Chen), an unrelated third party, for a sale price of approximately $360,000.  Chen utilized existing funds to facilitate this purchase of the Company’s stock.  These shares represent approximately 80% of all our all shares issued and outstanding at the transaction date and, as a result of this transaction, the Company experienced a change in change in control. Concurrent with the change in control, the Company agreed to transfer to Halter, Jr., via dividend, 100% of the Company’s ownership interest in Edgar.

Also on August 9, 2012, the Board of Directors appointed Chen as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director and accepted the resignation of Halter, Jr. from the same positions.  Chen, age 52, is and has been the Chief Executive Officer of Guwenhua The Company Limited Hong Kong (GWH), since 2012 .

The Company’s current business plan is to consummate a business combination transaction with GWH.

Note B - Preparation of Financial Statements

The acquisition of STC Edgar, Inc. on December 15, 2010 by SMSA Kerrville Acquisition Corp. effected a change in control and was accounted for as a “reverse acquisition” whereby STC Edgar, Inc. is the accounting acquiror for financial statement purposes.  Accordingly, for all periods subsequent to the December 15, 2010 “reverse acquisition” transaction, the historical financial statements of the Company reflect the financial statements of STC Edgar, Inc. since it’s inception on November 9, 2010 through August 9, 2012 and the operations of SMSA Kerrville Acquisition Corp. subsequent to December 15, 2010.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

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

Note C - Related Party Transactions and Conflicts of Interest

Timothy P. Halter, the Company’s former sole officer and director from August 1, 2007 (date of bankruptcy settlement) through December 14, 2010, is the sole officer, director and stockholder of Halter Financial Group, Inc. (HFG), and an officer and member of Halter Financial Investments GP, LLC, general partner of Halter Financial Investments, L. P. (HFI), our former controlling stockholder.  Timothy P. Halter is the brother of Kevin B. Halter, Jr. who has served as the Company’s sole officer and director from December 15, 2010 until August 9, 2012.  Kevin B. Halter, Jr. was responsible for the implementation and operation of our business plan.

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

Subsequent to the December 15, 2010 transaction date, the Company and it’s current controlling stockholder, Kevin Halter, Jr., agreed that additional funds were necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and commence operations under the Company’s business plan.  To this end, in February 2011, Mr. Halter loaned the Company $25,000 through a loan agreement bearing interest at 6.0% with the note being due upon demand.  This loan was repaid in November 2011 from funds generated through operating activities.  The Company accrued approximately $1,184 in interest payable of which $1,164 was repaid during the quarter ended September 30, 2012.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

Note C - Related Party Transactions and Conflicts of Interest - Continued

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan.  Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and administrative support in the operation of our business plan, totaling approximately $11,200 and $14,400 for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

Note D - Summary of Significant Accounting Policies - Continued

4.	Income taxes - continued

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

As of September 30, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

(Remainder of this page left blank intentionally)

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

Note F - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2012 and 2011, respectively, is as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2012	2011
Federal:
Current	$1,560	$2,100
Deferred	-	-
	1,560	2,100
State:
Current	-	-
Deferred	-	-
	-	-

Total	$1,560	$2,100

As of September 30, 2012, the Company has no net operating loss carryforwards.  The amount and availability of any future net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for the nine months ended September 30, 2012 and 2011, respectively, varied from the statutory rate of 34% as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2012	2011

Statutory rate applied to income before income taxes	$2,500	$4,900

Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including use of graduated tax brackets
allocated between taxpayers under common control	(940)	(2,800)

Income tax expense	$1,560	$2,100

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2012 and December 31, 2011, respectively, relates solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$-	$-
Less valuation allowance	-	-

Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2012 and the year ended December 31, 2011, the valuation allowance for the deferred tax asset increased (decreased) by approximately $-0- and $(100), respectively.

SMSA Kerrville Acquisition Corp. and Subsidiary
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

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

On August 9, 2012, our Chief Executive Officer, Director and controlling stockholder, Kevin B. Halter Jr. (Halter, Jr.), sold 8,020,028 shares to Jonathan Chen (Chen), an unrelated third party, for a sale price of approximately $360,000.  Chen utilized existing funds to facilitate this purchase of the Company’s stock.  These shares represent approximately 80% of all our all shares issued and outstanding at the transaction date and, as a result of this transaction, the Company experienced a change in change in control. Concurrent with the change in control, the Company agreed to transfer to Halter, Jr., via dividend, 100% of the Company’s ownership interest in Edgar.

Note H - Subsequent Events

On October 31, 2012, the Company filed a Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 with the U. S. Securities and Exchange Commission and mailed the same to all stockholders of record as of that date.  In the Information Statement, the Company gave notice of the following actions to be taken on or about 20 days from October 31, 2012:

“NOTICE IS HEREBY GIVEN that the holder of more than a majority of the voting power of the shareholders of SMSA Kerrville Acquisition Corp., a Nevada corporation (the “Company” “we”, “us” or “our”), has approved the following actions without a meeting of the majority shareholder in accordance with Section 78.315 of the Nevada Revised Statutes:

(1)
The approval of an amendment to our Articles of Incorporation to change our corporate name to “Guwenhua International Company”.  The action will become effective no sooner that the 20th day after the definitive information statement is mailed to our shareholders.

(2)
The approval of an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock to 750,000,000 shares.  The action will become effective no sooner that the 20th day after the definitive information statement is mailed to our shareholders.

(3)
The approval of a forward split of our outstanding shares of common stock, on a 26:1 basis, that is, each holder of one (1) share of Corporation common stock on October 11, 2012, shall receive twenty-five (25) newly issued shares of our common stock.  The action will become effective no sooner that the 20th day after the definitive information statement is mailed to our shareholders.

On or about November 19, 2012, the Company’s Board of Directors  elected to not effect the aforementioned forward stock split.  The other items listed in our Information Statement are anticipated to become effective at a future date.

Management has evaluated all other activity of the Company through November 19, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to consolidated financial statements.

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

On August 9, 2012, our Chief Executive Officer, Director and controlling stockholder, Kevin B. Halter Jr. (Halter, Jr.), sold 8,020,028 shares to Jonathan Chen (Chen), an unrelated third party, for a sale price of approximately $360,000.  Chen utilized existing funds to facilitate this purchase of the Company’s stock.  These shares represent approximately 80% of all our all shares issued and outstanding at the transaction date and, as a result of this transaction, the Company experienced a change in change in control. Concurrent with the change in control, the Company agreed to transfer to Halter, Jr., via dividend, 100% of the Company’s ownership interest in Edgar.

Also on August 9, 2012, the Board of Directors appointed Chen as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director and accepted the resignation of Halter, Jr. from the same positions.  Chen, age 52, is and has been the Chief Executive Officer of Guwenhua Communication Co., since 2012 .

Through the Company’s wholly-owned subsidiary, Edgar, the Company provided EDGARizing services to various commercial and corporate entities.   Our primary service was the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission.  EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission.  These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. We received our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form.  Neither the Company nor its wholly-owned subsidiary have any past or present  affiliation with the U. S. Securities and Exchange Commission in any manner.
The acquisition of STC Edgar, Inc. on December 15, 2010 by SMSA Kerrville Acquisition Corp. effected a change in control and was accounted for as a “reverse acquisition” whereby STC Edgar, Inc. is the accounting acquiror for financial statement purposes.  Accordingly, for all periods subsequent to the December 15, 2010 “reverse acquisition” transaction, the historical financial statements of the Company reflect the financial statements of STC Edgar, Inc. since it’s inception on November 9, 2010 through August 9, 2012 and the operations of SMSA Kerrville Acquisition Corp. subsequent to December 15, 2010.

(3)	Results of Operations

Discontinued operations of STC Edgar, Inc.

The Company recognized revenue of approximately $84,000 and $98,000 during the nine months ended September 30, 2012 and 2011, respectively.  Prior to April 1, 2011, the Company had no operations, revenue or revenue sources.  Effective with all ‘34 Act filings as of and after September 30, 2011, the SEC required interactive data files prepared using XBRL (as defined in the appropriate Regulations) to be filed as an exhibit to a Registrant’s financial statements.  To facilitate this new requirement, Edgar engaged the services of a subcontract service bureau.  This situation was responsible for the significant increase in revenues during the 3rd quarter of Calendar 2011 and the related corresponding expenses.  These fees were seasonal in nature with billings occurring,  generally, between May and July on an annual basis.

General and administrative expenses for the respective nine month periods ended September 30, 2012 and 2011 were approximately $69,000 and $83,000, respectively.  The 2012 expenses include all ordinary operating costs related to the Company’s operations, including approximately $11,200 paid or accrued to Securities Transfer Corporation for personnel and administrative costs and approximately $38,000 for subcontract service bureau fees.  The approximate $82,500 in 2011 expenses include approximately $13,500 for professional fees and services, approximately $62,500 for subcontract service bureau fees and approximately $9,600 paid to Securities Transfer Corporation for personnel and administrative costs.

Earnings per share for the nine months ended September 30, 2012 and 2011, respectively, were approximately $0.00 and $0.00 based on the weighted-average shares issued and outstanding.

The operations of STC Edgar, Inc. were discontinued on August 9, 2012 concurrent with the dividend distribution of the holdings of STC Edgar, Inc. to Kevin B. Halter, Jr.

Current business plan

Concurrent with a change in control on August 9, 2012, the Board of Directors appointed Chen as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director and accepted the resignation of Halter, Jr. from the same positions.  Chen, age 52, is and has been the Chief Executive Officer of Guwenhua The Company Limited Hong Kong (GWH) since 2011.  Mr. Chen is responsible for the implementation and operation of the Company’s business plan as of August 9, 2012.

The Company’s current business plan is to effect a business combination transaction with Guwenhua Communication Company.

GWH is a Hong Kong registered company, located at Unit A 29/F, CKK Commercial Center, 289 Hennessy Road, Wai Chai, Hong Kong.  GWH is a privately-owned media company, established in February 2011,  specializing in traditional Chinese culture with its initial operations in Hong Kong and anticipates expanding into other urban areas of the Peoples Republic of China.

In recent years, as China's economy has expanded, Chinese leadership has acknowledged that Chinese traditional culture embodies the Chinese national spirit of constantly striving for the pursuit and time of the new legacy.  These leaders have raised the issue of building an enhanced system of inheritance of traditional cultural spirit and culture.

Traditional Chinese culture can be summarized into three areas: 1) patriarchal culture; 2) agricultural culture; and 3) blood culture.  These areas interlock to form the foundation of China’s traditional mainstream culture -  such as maintaining a feudal society of family whereby blood relationship is important with special stressed seniority within the family unit, acknowledgment of social status gaps and adherence to family house rules, coupled with the fact that the majority of China remains a predominately rural agricultural-based economy and workforce.  Accordingly, living within China’s traditional culture relies upon generations of behavioral inheritance and development of the Chinese nation with distinct ethnic characteristics and cultural connotation, each with an extensive and profound history and tradition.

Cultural content has four components: material, behavioral, systems and spirit.  Each of these components embrace classical literature, philosophy, history, music, performing and visual art, calligraphy, architecture, construction, engineering, martial arts, food and medicine.

A recent Government Party report specifically noted that modern technology is an integral component in the development and utilization of traditional culture and existing resources.  GWH was formed for the purpose of building a powerful platform for learning and exchange of traditional culture.

GWH is aware that Chinese companies generally adhere to traditional Chinese culture in their operations and philosophy by carrying forward the mission of Chinese civilization in each of their four primary operational areas:  talent, culture, technology and capital.

GWH is in the process of developing an integrated platform, Skynet, to merge current technology with the stated need to embody traditional culture and spirit.  This platform is being designed to capitalize on the synergies of various user and content provider groups, such as students, museums and other franchisees, corporate centers and educational providers.

For content, GWH is developing chain relationships with National and Provincial museums; museums for traditional medical science, music, performing and visual art, wine and tea; and other repositories of literature, writing, and  business activities.

Skynet’s, an internet based digital solution, is anticipated to become an inclusive website with content consisting of a connotation of Chinese culture through resources related to national history, music and musical instruments, poetry and other written word properties, tea and wine and virtually all other aspects of traditional Chinese culture.  Skynet is currently in a beta test mode offering free registration to principally students in various educational venues.  This initial phase has generated more than 8,000 members to date and is anticipated to grow in proportion to the availability of appropriate cultural content.

Additionally, GWH has future plans to develop a integrated and complimentary network of franchise stores to provide a physical presence of distribution of traditional Chinese cultural items and information.

(4)	Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, the Company had working capital of approximately $(900) and $(3,500), respectively.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to commencing business operations within the current reporting quarter and having a sole officer and director.  However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

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

SMSA Kerrville Acquisition Corp.

Dated: November 19, 2012	/s/ Jonathan Chen
Jonathan Chen
President, Chief Executive Officer,
Chief Financial Officer and Sole Director