Form 10-K
period 2012-12-31
GUWENHUA INTERNATIONAL Co
filed 2014-09-11
CIK 1512693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-54275

Guwenhua International Company

(Exact name of registrant as specified in its charter)

Nevada	27-3924073
(State of incorporation)	(IRS Employer ID Number)

Flat 6, 35/F, San Woon House, Block E, San Wai Court, No. 23, Tin King Road, Tuen Mun
N.T., Hong Kong
(Address of principal executive offices)

(972) 963-0001
(Issuer's telephone number)

Securities registered pursuant to Section 12 (b) of the Act - None
Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒      No ☐

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☐  NOTE: The registrant is a voluntary filer under the Exchange Act and has filed all reports called for by the Exchange Act during the past 12 months (or such shorter period since the registrant began voluntary filing).

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

As of January 10, 2014, there were 10,025,034 shares of Common Stock issued and outstanding.

Guwenhua International Company

Form 10-K for the Year Ended December 31, 2012

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

PART I

Item 1 - Business

General

Guwenhua International Company, formerly SMSA Kerrville Acquisition Corp. (Company) was organized on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Kerrville, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

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

The acquisition of STC Edgar, Inc. on December 15, 2010 by SMSA Kerrville Acquisition Corp. effected a change in control and was accounted for as a “reverse acquisition” whereby STC Edgar, Inc. is the accounting acquirer for financial statement purposes.  Accordingly, for all periods subsequent to the December 15, 2010 “reverse acquisition” transaction, the historical financial statements of the Company reflect the financial statements of STC Edgar, Inc. since it’s inception on November 9, 2010 and the operations of SMSA Kerrville Acquisition Corp. subsequent to December 15, 2010.

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

On August 9, 2012, our Chief Executive Officer, Director and controlling stockholder, Kevin B. Halter Jr. (Halter, Jr.), sold 8,020,028 shares to Jonathan Chen (Chen), an unrelated third party, for a sale price of approximately $360,000. Chen utilized existing funds to facilitate this purchase of the Company’s stock.  These shares represent approximately 80% of all our all shares issued and outstanding at the transaction date and, as a result of this transaction, the Company experienced a change in control. Concurrent with the change in control, the Company agreed to transfer to Halter, Jr., via dividend, 100% of the Company’s ownership interest in STC Edgar. As a result, the operations of STC Edgar were discontinued.

Also on August 9, 2012, the Board of Directors appointed Chen as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director and accepted the resignation of Halter, Jr. from the same positions.  Chen, age 52, is and has been the Chief Executive Officer of Guwenhua Communication Co. (GWH), since 2012.

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

The operations of STC Edgar, Inc. were discontinued on August 9, 2012 concurrent with the change in control and the related dividend distribution of the holdings of STC Edgar, Inc. to Kevin B. Halter, Jr, the Company’s former majority stockholder, Chief Executive Officer and sole director.

The Company’s current business plan is to effect a business combination transaction with Guwenhua Communication Company (“GWH”).

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

Additionally, GWH has future plans to develop an integrated and complimentary network of franchise stores to provide a physical presence of distribution of traditional Chinese cultural items and information.

The Company’s current President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director, Jonathan Chen is responsible for the implementation and operation of the Company’s business plan.

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

Employees

As of January 10, 2014, we have no full-time employees.  Other than Chen, our president, chief financial officer, secretary and sole director, we have no other management personnel.   From time-to-time, we anticipate that we will use the services of other independent contractors and consultants to support our expansion and business development.

Item 1A - Risk Factors

Not applicable.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

Our executive, administrative and operating offices are located at Flat 6, 35/F, San Woon House, Block E, San Wai Court, No. 23, Tin King Road, Tuen Mun, N.T., Hong Kong. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

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

At January 10, 2014, there were approximately 483 holders of record, exclusive of shares held in street name, of the Company's Common Stock.

Dividends

Concurrent with the change in control on August 9, 2012, the Company transfer to Halter, Jr., via dividend, 100% of the Company’s ownership interest in STC Edgar. Since its inception, no cash dividends have been paid on the Company's common stock.  Future cash dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, and capital requirements and financial conditions.  The payment of cash dividends, if any, will be within the discretion of the Company’s Board of Directors.  The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any cash dividends prior to a business combination.

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

Given these uncertainties, readers of this Form 10K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

Guwenhua International Company, formerly SMSA Kerrville Acquisition Corp. (“Company”, “We”, “us”, “our”) was organized on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Kerrville, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

On December 15, 2010, the Company, STC Edgar, Inc. (Edgar) and the individual stockholders of Edgar entered into a Share Exchange Agreement (Exchange Agreement) whereby the stockholders of Edgar exchanged 100% of the issued and outstanding stock of Edgar for 9,500,000 shares of restricted, unregistered common stock of the Company. Edgar then became a wholly-owned subsidiary of the Company.

In February 2011, the Company filed a Registration Statement on Form 10 on a voluntary basis to become a reporting issuer pursuant to Section 12(g) of the Securities Exchange Act of 1934, which is a prerequisite for our common stock to become eligible for quotation on the OTC Bulletin Board.  This Registration Statement was declared effective by the SEC on or about April 13, 2011.

Effective April 1, 2011, the Company’s wholly-owned subsidiary, Edgar, commenced business as a start-up company and took over the electronic document filing operations and clients formerly serviced by Securities Transfer Corporation, a related entity controlled by the Company’s President and majority stockholder, Kevin B. Halter, Jr., which was closed. No consideration was paid from the Company to Securities Transfer Corporation for this business. This action removed the Company from the requirements of reporting as a “development stage company”.

On August 9, 2012, our Chief Executive Officer, Director and controlling stockholder, Kevin B. Halter Jr. (Halter, Jr.), sold 8,020,028 shares to Jonathan Chen (Chen), an unrelated third party, for a sale price of approximately $360,000. Chen utilized existing funds to facilitate this purchase of the Company’s stock.  These shares represent approximately 80% of all our all shares issued and outstanding at the transaction date and, as a result of this transaction, the Company experienced a change in change in control. Concurrent with the change in control, the Company agreed to transfer to Halter, Jr., via dividend, 100% of the Company’s ownership interest in Edgar. As a result, the operations of Edgar were discontinued

Also on August 9, 2012, the Board of Directors appointed Chen as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director and accepted the resignation of Halter, Jr. from the same positions. Chen, age 52, is and has been the Chief Executive Officer of Guwenhua Communication Co., since 2012.

On October 3, 2013, Chen resigned, having first appointed Anthony Tsang as the Company’s new sole director.  In connection with this change in board of directors, Anthony Tsang also became the control person of Intellectual Step Global Limited, the Company’s majority shareholder.

Through the Company’s wholly-owned subsidiary, Edgar, the Company provided EDGARizing services to various commercial and corporate entities.  Our primary service was the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission. EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission. These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. We received our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form.  Neither the Company nor its wholly-owned subsidiary has any past or present affiliation with the U. S. Securities and Exchange Commission in any manner.

The acquisition of STC Edgar, Inc. on December 15, 2010 by SMSA Kerrville Acquisition Corp. effected a change in control and was accounted for as a “reverse acquisition” whereby STC Edgar, Inc. is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to the December 15, 2010 “reverse acquisition” transaction, the historical financial statements of the Company reflect the financial statements of STC Edgar, Inc. since its inception on November 9, 2010 through August 9, 2012 and the operations of SMSA Kerrville Acquisition Corp. subsequent to December 15, 2010.

Results of Operations

Discontinued operations of STC Edgar, Inc.

The Company recognized revenue of approximately $84,000 and $120,051 during the years ended December 31, 2012 and 2011, respectively.  Prior to April 1, 2011, the Company had no operations, revenue or revenue sources. Effective with all ’34 Act filings as of and after September 30, 2011, the SEC required interactive data files prepared using XBRL (as defined in the appropriate Regulations) to be filed as an exhibit to a Registrant’s financial statements. To facilitate this new requirement, Edgar engaged the services of a subcontract service bureau. This situation was responsible for the significant increase in revenues during the 3rd quarter of Calendar 2011 and the related corresponding expenses.  These fees were seasonal in nature with billings occurring, generally, between May and July on an annual basis.

General and administrative expenses for the years ended December 31, 2012 and 2011 were approximately $69,000 and $95,000, respectively.  The 2012 expenses include all ordinary operating costs related to the Company’s operations, including approximately $11,200 paid or accrued to Securities Transfer Corporation for personnel and administrative costs and approximately $38,000 for subcontract service bureau fees. The 2011 expenses of approximate $95,000 include approximately $69,000 for subcontract service bureau fees, approximately $14,400 paid or accrued to Securities Transfer Corporation for office space and personnel usage, and approximately $11,000 for professional fees and services .

The operations of STC Edgar, Inc. were discontinued on August 9, 2012 concurrent with the dividend distribution of the holdings of STC Edgar, Inc. to Kevin B. Halter, Jr. The net profits of this discontinued operation were presented separately on the statement of operations.

Current business plan

Concurrent with a change in control on August 9, 2012, the Board of Directors appointed Jonathan Chen as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director and accepted the resignation of Halter, Jr. from the same positions.  Chen, age 52, is and has been the Chief Executive Officer of Guwenhua Communication Co. (GWH) since 2012. Mr. Chen is responsible for the implementation and operation of the Company’s business plan as of August 9, 2012.

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

Additionally, GWH has future plans to develop an integrated and complimentary network of franchise stores to provide a physical presence of distribution of traditional Chinese cultural items and information.

Liquidity and Capital Resources

At December 31, 2012 and December 31, 2011, the Company had working capital of approximately $(900) and $21,000 respectively.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our potential inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

If necessary in the future, the Company may offer sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 750,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2012.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Jonathan Chen	52	Chairman, President,
		Chief Executive and Financial
		Officer and Sole Director

Jonathan Chen - Jonathan Chen, age 51, has served as our sole officer and director since August 9, 2012.  Mr. Chen is the CEO of Guwenhua Communication Co., an Chinese on line education institute, in Hong Kong and Beijing since June 2012.  He was the CEO of Taipei Pan Pacific Satellite Co., from June 1991 to May 2012. He was the President of Rexall USA – Triple Diamond from March 1996 to August 2000. He was the CEO of Ju Shen Communication Co. from May 1985 to August 1987. Mr. Chen holds a Bachelor of Science from University of Texas- Dallas.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2012, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

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

Our board of directors appoints our executive officers to serve at the discretion of the board.  Jonathan Chen is our sole officer and director.  Our directors receive no compensation from us for serving on the board.  Until we consummate a business combination, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Executive Compensation

Jonathan Chen has not received any compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director.  The current management and oversight of the Company requires less than four (4) hours per month.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jonathan Chen, Principal Executive Officer (1)	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Kevin B. Halter, Jr., Principal Executive Officer (2)	2012 2011	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-
The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

(1)	Mr. Jonathan Chen was appointed as President, Chief Executive Officer and Chief Financial Officer on August 9, 2012.

(2)
Mr. Kevin B. Halter, Jr. was appointed as President, Chief Executive Officer and Chief Financial Officer effective as of December 2010. On August 9, 2012, Mr. Halter resigned as President, Chief Executive Officer and Chief Financial Officer.

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Jonathan Chen (4)	8,020,028	80.00%

Kevin B. Halter, Jr. (5)	1,479,972	15.00%

Directors and officers as a group	9,500,000	95.00%
(1 person)

(1)	On March 20, 2012, there were 10,025,034 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2012 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 10,025,034 shares of common stock outstanding on December 31, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Chen is our sole officer, including President, and sole director. Mr. Chen’s address is. Flat 6, 35/F, San Woon House, Block E, San Wai Court, No. 23, Tin King Road, Tuen Mun, N.T., Hong Kong.
(5)	Mr. Halter is our former sole officer, including President, and sole director. Mr. Halter’s address is 2591 Dallas Parkway, Suite 102, Frisco, TX 75034.

Changes in Control

On August 9, 2012, our former Chief Executive Officer, Director and controlling stockholder, Kevin B. Halter Jr., sold 8,020,028 shares to Jonathan Chen, an unrelated third party, for a sale price of approximately $360,000. Chen utilized existing funds to facilitate this purchase of the Company’s stock.  These shares represent approximately 80% of all our issued and outstanding shares at the transaction date and, as a result of this transaction, the Company experienced a change in control. Also on August 9, 2012, the Board of Directors appointed Chen as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director and accepted the resignation of Halter, Jr. from the same positions.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2011, we paid or accrued an aggregate $14,400 in expenses related to utilize Securities Transfer Corporation’s staff to perform our services and sublease office space for our executive, administrative and operating offices from Securities Transfer Corporation.

Also during the year ended December 31, 2011, the Company received approximately 24.95% of gross revenues from entities either controlled by or affiliated with HFG or HFI which is related to our former Chief Executive Officer and Director, Kevin B. Halter Jr.

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

Item 14 - Principal Accountant Fees and Services

S. W. Hatfield, CPA (“Hatfield”) served as our independent registered public accounting firm for our fiscal year ended December 31, 2010 and 2011.  On December 8, 2013, Hatfield resigned as our independent registered public accounting firm and we appointed Anton & Chia, LLP (“Anton”) as our new independent registered public accounting firm for our fiscal year ended December 31, 2012.

The following table presents fees for professional services rendered by the Company’s prior and current independent registered public accounting firms for the fiscal years 2011 and 2012:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$2,500	$9,045
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-

Totals	$2,500	$9,045

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with our registered public accounting firms maintaining their independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Hatfield and Anton did not charge the Company any fees for financial information system design and implementation fees.

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

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

(Financial statements follow starting at page F-1)

Guwenhua International Company

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statement of Operations and Comprehensive Income
for the years ended December 31, 2012 and 2011	F-4

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 2012 and 2011	F-5

Consolidated Statements of Cash Flows
for the years ended December 31, 2012 and 2011	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Guwenhua International Company
Flat 6, 35/F, San Woon House
Block E, San Wai Court, No. 23
Tin King Road, Tuen Mun
N.T., Hong Kong

We have audited the accompanying consolidated balance sheet of Guwenhua International Company (the "Company") as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2011, were audited by other auditors, whose report, dated March 22, 2012, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations and net capital deficiency. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, California
August 28, 2014

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

/s/ S. W. Hatfield CPA
S. W. HATFIELD, CPA
Dallas, Texas
March 22, 2012

GUWENHUA INTERNATIONAL COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets
Assets of discontinued operations	$-	$29,357
Total Current Assets	-	29,357

Total Assets	$-	$29,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Income taxes payable	$890	$3,480
Liabilities of discontinued operations	-	4,584
Total Current Liabilities	890	8,064

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
None issued and outstanding at December 31, 2012 and 2011
Common stock, $.001 par value, 750,000,000 shares authorized,
10,025,034 shares issued and outstanding at December 31, 2012 and 2011	10,025	10,025
Capital deficiency	(8,475)	(8,475)
Accumulated deficit	(2,440)	19,743
Total Stockholders' Equity (Deficit)	(890)	21,293

Total Liabilities and Stockholders' Equity (Deficit)	$-	$29,357

The accompanying notes are an integral part of these consolidated financial statements.

GUWENHUA INTERNATIONAL COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31,
	2012	2011

Revenues:	$-	$-

Operating expenses	-	-

Income (Loss) from operations	-	-

Other Income (Expense)	-	-

Income (Loss) from continuing operations before income taxes	-	-
Income taxes	-	-

Income (loss) from continuing operations	-	-

Income from discontinued operations, net of income taxes of $1,560 and $3,480, respectively	8,807	20,043

Net income and comprehensive income	$8,807	$20,043

Net income per common share - basic and diluted
>From continuing operations	$-	$-
>From discontinued operations	$-	$-

Weighted average common shares outstanding
Basic and diluted	10,025,034	10,025,034

The accompanying notes are an integral part of these consolidated financial statements.

GUWENHUA INTERNATIONAL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Retained
				Earnings	Total
	Common Stock		Capital	(Accumulated	Stockholders'
	Shares	Amount	Deficiency	Deficit)	Equity (Deficit)

BALANCE, JANUARY 1, 2011	10,025,034	$10,025	$(8,725)	$(300)	$1,000

Capital contributed to support operations	-	-	250	-	250

Net income	-	-	-	20,043	20,043

BALANCE, DECEMBER 31, 2011	10,025,034	10,025	(8,475)	19,743	21,293

Dividend of STC Edgar, Inc. to former controlling shareholder	-	-	-	(30,990)	(30,990)

Net income	-	-	-	8,807	8,807

BALANCE, DECEMBER 31, 2012	10,025,034	$10,025	$(8,475)	$(2,440)	$(890)

The accompanying notes are an integral part of these consolidated financial statements.

GUWENHUA INTERNATIONAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Operating activities:
Net Income	$8,807	$20,043
Income from discontinued operations	(8,807)	(20,043)
Adjustments to reconcile net income to net cash:
used in operating activities:
Changes in operating assets and liabilities:
Income taxes payable	(2,590)	3,480
Net cash provided by (used in) operating activities-continuing operations	(2,590)	3,480
Net cash provided by (used in) operating activities-discontinued operations	(3,815)	23,939

Net cash provided by (used in) operating activities	(6,405)	27,419

Financing activities:
Proceeds from short term loan from officer	-	25,000
Repayment of short term loan from officer	-	(25,000)
Capital contributed to support operations	-	250
Cash dividend at distribution of STC Edgar, Inc.	(22,264)	-

Net cash provided by (used in) financing activities	(22,264)	250

Net increase (decrease) in cash	(28,669)	27,669

Cash, beginning of period	28,669	1,000

Cash, end of period	$-	$28,669

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$1,184	$-
Income taxes	$4,150	$-

Non-cash investing and financing activities:
Dividend of non-cash assets at distribution of STC Edgar, Inc.	$8,726	$-

The accompanying notes are an integral part of these consolidated financial statements.

Guwenhua International Company
Notes to Consolidated Financial Statements
December 31, 2012 and December 31, 2011

Note 1 - Organization and Description of Business

Guwenhua International Company, formerly SMSA Kerrville Acquisition Corp. (“Company”, “We”) was organized on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Kerrville, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

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

Effective April 1, 2011, the Company’s wholly-owned subsidiary, Edgar, commenced business as a start-up company and took over the electronic document filing operations and clients formerly serviced by Securities Transfer Corporation, a related entity controlled by the Company’s President and majority stockholder, Kevin B. Halter, Jr., which was closed. No consideration was paid from the Company to Securities Transfer Corporation for this business.  This action removed the Company from the requirements of reporting as a “development stage company”.

Through the Company’s wholly-owned subsidiary, Edgar, the Company provided edgarizing services to various commercial and corporate entities. Our primary service was the edgarization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission. EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission. These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. We received our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form. Neither the Company nor its wholly-owned subsidiary has any past or present affiliation with the U. S. Securities and Exchange Commission in any manner.

On August 9, 2012, our Chief Executive Officer, Director and controlling stockholder, Kevin B. Halter Jr. (Halter, Jr.), sold 8,020,028 shares to Jonathan Chen (Chen), an unrelated third party, for a sale price of approximately $360,000. Chen utilized existing funds to facilitate this purchase of the Company’s stock.  These shares represent approximately 80% of all our issued and outstanding shares at the transaction date and, as a result of this transaction, the Company experienced a change in control. Concurrent with the change in control, the Company agreed to transfer to Halter, Jr., via dividend, 100% of the Company’s ownership interest in Edgar. As a result, the operations of Edgar were discontinued.

Also on August 9, 2012, the Board of Directors appointed Chen as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director and accepted the resignation of Halter, Jr. from the same positions.  Chen, age 52, is and has been the Chief Executive Officer of Guwenhua Communication Co. (GWH), since 2012.

Guwenhua International Company
Notes to Consolidated Financial Statements - Continued
December 31, 2012 and December 31, 2011

Note 2—Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2012, the Company has an accumulated deficit. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Basis of Presentation

The acquisition of STC Edgar, Inc. on December 15, 2010 by SMSA Kerrville Acquisition Corp. effected a change in control and was accounted for as a “reverse acquisition” whereby STC Edgar, Inc. is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the December 15, 2010 “reverse acquisition” transaction, the historical financial statements of the Company reflect the financial statements of STC Edgar, Inc. since its inception on November 9, 2010 through August 9, 2012 and the operations of SMSA Kerrville Acquisition Corp. subsequent to December 15, 2010.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Note 4 - Related Party Transactions and Conflicts of Interest

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

Guwenhua International Company
Notes to Consolidated Financial Statements - Continued
December 31, 2012 and December 31, 2011

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

Subsequent to the December 15, 2010 transaction date, the Company and its current controlling stockholder, Kevin Halter, Jr., agreed that additional funds were necessary to support the corporate entity, comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and commence operations under the Company’s business plan. To this end, in February 2011, Mr. Halter loaned the Company $25,000 through a loan agreement bearing interest at 6.0% with the note being due upon demand.  This loan was repaid in November 2011 from funds generated through operating activities. The Company accrued approximately $1,184 in interest payable which was repaid during the year ended December 31, 2012.

On April 1, 2011, concurrent with the commencement of operation of our business plan, the Company contracted with Securities Transfer Corporation to provide personnel, office space, equipment and administrative support for our business plan. Accordingly, the Company has paid or accrued approximately $1,200 per month for personnel costs and approximately $400 per month for office space, equipment usage and administrative support in the operation of our business plan, totaling approximately $11,200 and $14,400 for the years ended December 31, 2012 and 2011, respectively.

Note 5 - Summary of Significant Accounting Policies

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

Reorganization costs

The Company has adopted the provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

Guwenhua International Company
Notes to Consolidated Financial Statements - Continued
December 31, 2012 and December 31, 2011

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

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

As of December 31, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Guwenhua International Company
Notes to Consolidated Financial Statements - Continued
December 31, 2012 and December 31, 2011

Note 6 - Fair Value of Financial Instruments

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

Note 7 - Income Taxes

The components of income tax (benefit) for years ended December 31, 2012 and 2011, respectively, are as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
Federal:
Current	$1,560	$3,480
Deferred	-	-
	1,560	3,480
State:
Current	-	-
Deferred	-	-
	-	-

Total	$1,560	$3,480

As of December 31, 2012, the Company has no net operating loss carryforwards. The amount and availability of any future net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

Guwenhua International Company
Notes to Consolidated Financial Statements - Continued
December 31, 2012 and December 31, 2011

The Company's income tax expense (benefit) for the year ended December 31, 2012 and 2011, respectively, varied from the statutory rate of 34% as follows:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011
Statutory rate applied to income before income taxes	$2,500	$8,000
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Effect of net operating loss carryforward rules	-	(100)
Other, including use of graduated tax brackets
allocated between taxpayers under common control	(940)	(4,420)
Income tax expense	$1,560	$3,480

The Company’s temporary difference for the year ended December 31, 2012 is immaterial. The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2011 relates solely to the Company’s net operating loss carryforward(s). The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2012 and 2011 are presented below:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$-	$100
Less valuation allowance	-	(100)

Net Deferred Tax Asset	$-	$-

The Company had reserved a full deferred tax assets valuation allowance for the year ended December 31, 2011.

Note 8 - Capital Stock Transactions

On December 15, 2010, the Company, STC Edgar, Inc. (Edgar) and the individual stockholders of Edgar entered into a “Share Exchange Agreement” (Exchange Agreement) whereby the stockholders of Edgar exchanged 100% of the issued and outstanding stock of Edgar for 9,500,000 shares of restricted, unregistered common stock of the Company. Edgar then became a wholly-owned subsidiary of the Company.

On August 9, 2012, our Chief Executive Officer, Director and controlling stockholder, Kevin B. Halter Jr. (Halter, Jr.), sold 8,020,028 shares to Jonathan Chen (Chen), an unrelated third party, for a sale price of approximately $360,000.  Chen utilized existing funds to facilitate this purchase of the Company’s stock.  These shares represent approximately 80% of all our issued and outstanding shares at the transaction date and, as a result of this transaction, the Company experienced a change in control. Concurrent with the change in control, the Company agreed to transfer to Halter, Jr., via dividend, 100% of the Company’s ownership interest in Edgar.

Guwenhua International Company
Notes to Consolidated Financial Statements - Continued
December 31, 2012 and December 31, 2011

Note 9 - Subsequent Events

1.
On October 3, 2013, Jonathan Chen resigned, having first appointed Anthony Tsang as the Company’s new sole director.  In connection with this change in board of directors, Anthony Tsang also became the control person of Intellectual Step Global Limited, the Company’s majority shareholder.

2.
On October 7, 2013, the Company obtained the consent of its majority shareholder for the approval of an amendment to its Articles of Incorporation to change the corporate name to “TYIN Group Holdings Limited”.

Management has evaluated all other activity of the Company through the date the financial statements were issued and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to consolidated financial statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2014	Guwenhua International Company

Jonathan Chen
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: September 10, 2014	Guwenhua International Company

Jonathan Chen
President, Chief Executive Officer
Chief Financial Officer and Director